Form 10KSB
period 1999-06-30
XAIBE INC
filed 2000-06-19
CIK 1076235

U.S. Securities and Exchange Commission
                    Washington, DC 20549


                       CONFORMED COPY

                        FORM 1O K SB


[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                          EXCHANGE
                            ACT OF 1934

           For the fiscal year ended June 30, 1999

                 Commission File No. 0-22678

                         XAIBE INC.



          NEVADA                                    76-0594907
(State or other jurisdiction
of incorporation                                  (I.R.S. Employer
or organization)                                   Identification Number)

2400 Loop 35, #1502, Alvin Texas                                 77512
(Address of principal executive office)                       (Zip code)

Issuers telephone number:                                 (281) 331-5580


Securities registered under Section 12(b) of the Exchange Act:   NONE


Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK



     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No____





     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K SB or any amendment to this Form 10K SB. [ X ]




     State issuer=s revenues for its most current fiscal year.     $-0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days. As of December 31, 1999:
$0.00

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.

     The number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date.
                     1,500,000 SHARES COMMON STOCK







This Form 10K SB consists of 7 pages.




                      TABLE OF CONTENTS

                  FORM 10K SB ANNUAL REPORT

                         XAIBE INC.
Facing Page
Index
                                                            Page

PART I

Item   1  Description of
          Business                                          1
Item   2       Description of
          Property                                          2
Item   3       Legal
          Proceedings                                       2
Item   4       Submission of Matters to a Vote of Security
          Shareholders                                      2

PART II

Item   5       Market for the Registrant=s Common Equity
               and related Stockholder Matter               2
Item   6       Managements Discussion and Analysis of
               Financial Condition and Results of
               Operations                                   2
Item   7       Financial Statements                         3
Item   8       Changes in and Disagreements on Accounting
               and Financial Disclosure                     3

PART III

Item   9  Directors, Executive Officers, Promoters
             and Control persons, Compliance with
             Section 16(a) of the Exchange Act              4
Item 10   Executive Compensation                            5
Item 11   Security Ownership of Certain Beneficial Owners
          and Management                                    5
Item 12   Certain Relationships and Related Transactions    6
Item 13   Exhibits and Reports on Form 8-K                  6

Signatures                                                  7







                           PART I

Item 1.        Description of Business

     (1)  General Development of Business


XAIBE INC. (the Company or Registrant) was incorporated under the laws of the State of Nevada on July 17, 1998, and is in the early developmental and promotional stages. To date, the Company's only
activities  have  been  organizational,  directed  at  acquiring   its
principal asset, raising its initial capital and developing its business plan. The Company has not commenced commercial operations. The Company has no full time employees and owns no real estate.

     (2)  Narrative Description of Business

The Registrant acquired from David R. Mortenson, an officer of the Company, the rights to distribute and produce an oxygen enriched water product for fish farming, aquaculture, mariculture, the husbandry of poultry, and for remediating animal waste from dairies, feedlots of all kinds, and for other similar uses. This agreement is for the State of Mississippi. Mortenson acquired these rights from the inventors of the product, N. W. Technologies, Inc. under a distribution agreement. This technology promises to shorten time to market for farm raised sea food and poultry and to cut costs in the processing of animal waste, and at the same time making this waste less harmful to the environment. While proprietary and not patented, this process is virtually impossible to reverse engineer. The Company will "black box" the generator of this product to maintain control.


     General Business Plan

Background: This project is the result of technology developed by a Houston Texas based Company, N. W. Technologies, for the bioremediation of oil spills. N. W. Discerned that creating a contact emulsifier, acting as a host for microbes, would speed up the process of bioremediating this spilled oil. By breaking the oil into colloidal (microscopic) particles, the microbes have increased surface area (better access to the food source) and thus could consume spilled oil much faster.

In spite of this better access to the food source, the microbes still need a ready supply of oxygen. Below six to twelve inches of soil depth, depending on soil type, the oxygen exchange is virtually non existent, yet many oil spills reach far below that level. A process called sparging utilizes perforated pipes placed in the affected area that have air pumped into them that is released through the perforations. This is an expensive process to implement and may cause some of the volatile compounds to be released cause secondary air pollution. To counter this problem, N. W. Technologies created a product called Biocatalyst.

Biocatalyst is a water product with oxygen organically bonded to the water molecule. When the microbe's extra-cellular enzymes come in contact with the water/oxygen molecule structure, they release this oxygen, making it available to the microbes. This process provides an inexpensive way to provide the microbes with oxygen at any depth. N.
W. Technologies and their distributors/applicators have proven that the use of this product substantially speeds up the remediation times often by a factor of three to ten times. N. W. Has ceased using ordinary water in the formulation of their products relying exclusively on Biocatalyst, as Biocatalyst does everything that the water does and provides the extra oxygen needed when microbes are pre-mixed with their emulsifiers.

  Since N. W. Technologies only use for this product was for bioremediationof oil spills, Mr. Mortenson was successful in obtaining the right for use of this product for aquaculture, fish farming, mariculture the husbandry of poultry, and the remediation of manure ponds, and for aquariums.

The Technology: While the technology for producing this product is proprietary, the process is organic, and uses any water source. Once a generator is set up and producing, production can continue indefinitely provided that water is available (minimum of 15 gallons per hour, maximum 30 gallons per hour), that the generator is protected from freezing, and provided that the Companies 'biomass' is added 5 days per week. When stored for use in beverages or other products a dilution factor of two-to-one must be applied immediately, to insure long-term stability. This dilution is also required when used to water poultry. When discharged immediately into manure remediation ponds or into ponds or tanks for raising seafood, that dilution occurs naturally.

As part of a production package, the Company will furnish to end-users the generator, the initial culture to create the oxygen enriched water, and a regular supply of "biomass" to feed the generator. The client will supply a source of usable water, electrical power and staff to feed and operate of the generator(s). As currently configured, each generator can produce 720 gallons of raw undiluted product per day. Where more than this volume is needed, multiple generators can be supplied.

The Equipment: The equipment needed to build a generator is standard off the shelf tankage, pumps and plumbing supplies. These are inexpensive and the generator only uses a six-foot by ten-foot print. Total cost of an industrial grade generator is less than $5,000.00 per unit. These units should give years of trouble free service provided they are not abused, burned or exposed to freezing conditions.

Markets: The Company's main target markets are: Aquaculture, Mariculture and Fish farming. Fish farming, long used in Asia is becoming one of the key sources of protein around the world. In the US, particularly in southern states such as Mississippi, catfish farming, crawfish farming and the raising of rainbow trout have led this market. Along the gulf coast, shrimp farming is also rapidly gaining acceptance. Virtually every state game department also raises various varieties of game fish to release into public waters. The single largest problem encountered in fish farming is oxygen exchange. Utilizing one or more of the Companies generators can solve this oxygen exchange problem quickly and economically. The company will lease the units needed on an annual basis and supply the Biomass as required.

Husbandry of Poultry. A study done in Washington State demonstrated that using oxygen-enriched water had significant economic benefits. In this study, fryers came to butcher weight one day sooner (in a six week life span) with 5% less feed, and weighed 5% more using oxygen enriched water. This market offers a twofold opportunity for the
Company: first is the manufacture of the product for the chickens to drink, second is the use of the product to accelerate microbial degradation of the manure.

Aquariums. The pet market for fish is substantial. The company plans to generate and distribute our oxygen enriched product through pet stores and chains for use in aquariums - both small and large facilities. The extra oxygen will enable all bacteria to remain aerobic (oxygen users) that help produce a healthful environment for the fish and aquatic life. Most of the product will be distributed in gallon containers for individual use, however, the Company may lease generators for large facilities such as Sea World.

Because the Company presently has little or no overhead or other material financial obligations, management of the Company believes that the Company=s short term cash requirements can be satisfied. What little cash might be needed in the future could be supplied by the issuance of the Company=s common stock or by loans from directors or shareholders.

Item 2    Description of Property

An officer of the Registrant provides office facilities at 2400 Loop 35, #1502, Alvin, TX 77511. There is no charge for the use of these
facilities.   Th  Company maintains no other office  and  owns  no  real estate.

Item 3    Legal Proceedings

     There are no legal proceedings in which the Company is involved.

Item 4    Submission of Matters to a Vote of Security Holders

     There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1999.


                           PART II

Item 5    Market for Common Equity and Related Stockholder Matters

     There is no public trading market for the Company=s securities.

Item 6    Management Discussion and Analysis or Plan of Operation

     Managements Discussion and Analysis of Financial Condition and Results of Operations.

     Liquidity and Capital Resources

     The Company is a development stage company and has not had any revenues to date. The Company had no revenues during 1999. The ability of the Registrant to achieve its operational goals will depend upon its
ability implement its business plan.   Additional capital is needed to
continue or expand its operations, but there is no assurance that such capital in equity or debt form will be available. David R. Mortenson has put a moratorium on the minimum purchase requirements and other payments in an effort to assist the Company in getting into business.

Results of Operations

     The Company is a development stage company which generated no revenue during the past year. The Company accumulated a deficit of approximately

Item 7    Financial Statements

     The audited Financial Statements for the fiscal year ended June 30, 1999 are attached hereto and incorporated herein by reference.

Item 8 Changes and Disagreements with Accountants on Accounting and Financial Disclosures

     There have been no changes or disagreements with the Company=s independent outside auditor.





       (The remainder of this page was intentionally left blank)




























                                                                Page 3
                               Part III

Item 9    Directors, Executive Officers, Promoters and Control
Persons;
          Compliance with Section 16(a) of the Exchange Act

     The Directors and Executive Officers of the registrant are as follows:

Name                          Age    Position                 Period of Service

John T. Bauska                47     President and Director   7/98 to present
4741 Ashley Lake Drive
Kalispell, MT 59901

Dorothy Mortenson             50     Director& Secretary      10/98 to present
2400 Loop 35, #1502
Alvin, TX 77512

     The Directors of the Company hold office until the next annual meeting of he shareholders and until their successors have been elected and have qualified. There is no family relationship between and executive officer and director of the Company.

Business Experience.

John T. Bauska. Mr. Bauska, who is the Company's President, has served as an officer and director of the Company since its inception.

     Mr. Bauska is currently self-employed as a business consultant, providing consulting services relating to mergers and acquisitions in a wide variety of fields. From 1995 to the present Mr. Bauska has served as president of Canadex Ventures, Inc., a Florida corporation engaged in the development of oil and mineral resources. From 1993 to the present, he has served as a director of Bahalil, S.A. of Paris and Damascus, Syria. Bahalil is an international arms dealer as well as a thriving construction concern. Since 1991, Mr. Bauska has served as president of Stratco, Inc., Kalispell, Montana, which is involved in arms sales, import/export of arms and accessories as well as weapons design, manufacture and finance.

Dorothy Mortenson. Mrs. Mortenson, who is the Company's Secretary, has served as an officer and director of the Company since its organizational meeting on October 6, 1998.

From 1997 to the present, Mrs. Mortenson, together with her husband, David R. Mortenson, has been engaged as a consultant, assisting small emerging companies with marketing and sales. Also in 1997, the Mortensons formed Safeco Products, Inc., a Texas corporation that markets and distributes health supplements. . From 1990 to 1997 Mrs. Mortenson assisted her husband in various enterprises in the country of Belize.





Item 10   Executive Compensation

     During the year ended December 31, 1999, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

     No executive officer or director of the Company holds any option to purchase any of the Company=s securities.

Item      11   Security Ownership of Certain Beneficial Owners and
Management

     (1)  Security ownership of certain beneficial owners

     The following table sets forth information, as of December 31, 1998, of persons known to the Company as being the beneficial owner of over 5% of the Company=s Common Stock.

Title          Name and Address of     Amount and Nature    Percent
of Class       Beneficial Owner        Of Beneficial        of
                                       Ownership            Class

Common         John T.Bauska           250,000              15.63
               4741 Ashley Lake Drive
               Kalispell, MT 59901

Common         David R.Mortenson       350,000              21.88
               2400 Loop 35, #1502
               Alvin, TX 77511

Common         Joshua D.Smetzer        100,000              06.25
               2101 Mustang Road
               Suite 113
               Alvin, TX 77024

Common         Marie M. Charles        100,000              06.25
               PO Box 4456
               Pasadena, TX 77503

Common         Joshua J. Mortenson     100,000              06.25
               808 Cemetery  Road
               Alvin, TX 77511

Common         Roy Donovan Hinton Jr.  100,000              06.25
               9200 Alameda Genoa Road
               Houston, TX 77075


          (b) Security Ownership of Management as of December 31, 1995

Title     Name & Address of             Amount & Nature    Percent
of Class  Beneficial Owner              Of Beneficial      of
                                        Ownership          Class

Common    John T. Bauska                250,000            15.63.
          4714 Ashley Lake Drive
          Kalispell, MT 59901

          Dorothy Mortenson *             -0-
          2400 Loop 35, #1502
          Alvin, TX 77511

     * Dorothy Mortenson is the wife of David R. Mortenson who holds 350,000 shares of Common Stock.

Item 12   Certain Relationships and Related Transactions

     None

Item 13   Exhibits and Reports for Form 8-K

     There are no Exhibits or Reports on Form 8-K



                              SIGNATURES

     In Accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XAIBE INC.

By:    /S/   John T. Bauska
Date: March 31, 2000
     John T. Bauska, Director and President


By: /S/  Dorothy Mortenson
Date: March 31, 2000
          Dorothy Mortenson, Director and Secretary













                               EXHIBIT A









                                REPORT
                                  OF
                          INDEPENDENT AUDITOR



                          XAIBE, INC.

                (A Development Stage Enterprise)






     FINANCIAL STATEMENTS

               For the Period from July 17, 1998
                   (Inception) through June 30, 1999






















                    Janet Loss, C.P.A., P.C.
                      Certified Public Accountant
                   1780 South Bellaire Street
                              Suite 500
                     Denver, Colorado 80222

Janet Loss, C.P.A., P.C.
Certified Public Accountant
1780 South Bellaire Street
Suite 500
Denver, Colorado 80222
(303) 782-0878




                              XAIBE, INC.
                   (A Development Stage Enterprise)

                     INDEX TO FINANCIAL STATEMENTS



                       TABLE OF CONTENTS



ITEM                                                         PAGE

Independent Auditor=s Report                                    1

Balance Sheet, June 30, 1999                                    2

Statement of Operations, for the
Period from July 17, 1998 (Inception)
Through June 30, 1999                                           3

Statement of Stockholders Equity (Deficit),
For the period from July 17, 1998 (Inception)
Through June 30, 1999                                           4

Statement of Cash Flows, for the
Period from July 17, 1998 (Inception)
Through June 30, 1999                                           5


Notes to Financial Statements                                   6
                     INDEPENDENT AUDITOR=S REPORT



                          Board of Directors
                              XAIBE, Inc.
                          2400 Loop 35, #1502
                            Alvin, TX 77511

                                 Sirs:

I have audited the accompanying Balance Sheet of Xaibe, Inc. (A Development Stage Enterprise) as of June 30, 1999 and the Statements of Operations,
   Stockholders= Equity, and Cash Flows for the period July 17, 1998 (Inception) through June 30, 1999. These financial statements are the responsibility of the Company=s management. My responsibility is to express an opinion on these financial statements based on my audits.

My examination was made in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xaibe, Inc.(a development stage enterprise) as of June 30, 1999, and the results of its operations and changes in its cash flows for the period from July 17, 1998 (Inception) through JUNE 30, 1999, in conformity with generally accepted accounting principles.



                        Janet Loss, C.P.A., P.C.
                              June 6, 2000













                                  Page 1
                                XAIBE, INC.
                     (A Development Stage Enterprise)

                               BALANCE SHEETS

                               JUNE 30, 1999


                                  ASSETS


CURRENT ASSETS:
  Cash in checking                              $     2,437


OTHER ASSETS:
  License Rights                                      1,000


TOTAL ASSETS                                     $    3,437



                   LIABILITIES AND STOCKHOLDERS EQUITY



CURRENT LIABILITIES:
   Accounts payable                              $      500

STOCKHOLDERS EQUITY:
  Common stock, $0.001 Par
  Value, 10,000,000 shares
  Authorized, 1,600,000 shares
  Issued and outstanding                              1,600

  Additional Paid-In capital                         19,900

  Retained earnings (Deficit)                      (18,563)

  Total Stockholders= Equity                          2,937

TOTAL LIABILITIES AND
STOCKHOLDERS= EQUITIES                          $     3,437

           The accompanying notes are an integral part of these
                           financial statements.
                                   Page 2

                                XAIBE, INC.
                     (A Development Stage Enterprise)

                     CONDENSED STATEMENT OF OPERATIONS


                 For the period July 17, 1998 (Inception)

                             Thru June 30, 1999





REVENUES:                                                 0



OPERATING EXPENSES:

  Office expenses                                       558
  Management fees                                     5,000
  Legal and Accounting Fees                           3,000
  Consulting fees                                     5,000
  Filing fees                                         5,005


  Total Operating Expenses                           18,563

NET (LOSS)                                      $    18,563

NET (LOSS) PER

SHARE OF COMMON STOCK                           $     (.01)

Weighted Average
Number of shares
Outstanding                                         1500000




           The accompanying notes are an integral part of these
                           financial statements.



                                  Page 3

                                XAIBE INC.
                     (A Development Stage Enterprise)

                     STATEMENT OF STOCKHOLDERS EQUITY
               For the Period from July 17, 1998 (Inception)
                           Through June 30, 1999



                                                 DEFICIT
                                                 ACCUMULATED
               COMMON STOCK   COMMON  ADDITIONAL DURING THE    TOTAL
               NUMBER OF      STOCK   PAID - IN  DEVELOPMENT   STOCKHOLDERS
               SHARES         AMOUNT  CAPITAL    STAGE

BALANCES
JULY 17, 1998  0              0       0          0             0


OCTOBER 6,
1998, SHARES
ISSUED FOR
ORGANIZATIONAL
COSTS          500,000        500     0          0             500



MAY 28
1999, SHARES
ISSUED FOR
LICENSE
AGREEMENT      1000000        1000    0          0             1,000


MAY 31, 1999
SHARES ISSUED
FOR CASH       100,000        100     19900      0             20,000


NET (LOSS) FOR
THE PERIOD
ENDED JUNE 30,
1999           0              0       0          (18563)       (18563)


BALANCES
JUNE 30,
1999           1600000        1,600   19900      (18563)        (2,937)




 The accompanying notes are an integral part of these Financial Statements





                                  Page 4
                                XAIBE, INC.

                     (A Development Stage Enterprise)


                          STATEMENT OF CASH FLOWS

               For the period from July 17, 1998 (Inception)


                           Through June 30, 1999




                         CASH FLOWS FROM OPERATING
                                ACTIVITIES:


    Net loss for the period                $   (18,563)

    ADJUSTMENTS TO RECONCILE

    NET (LOSS) TO CASH FLOW FROM

    OPERATING ACTIVITIES:

    Net increase in accounts payable                500

    Net cash provided (Used)
    By operating activities                     (18,063)

    CASH FLOWS FROM FINANCING


    ACTIVITIES:

        Issuance of
         Common stock                            21,500


    CASH FLOWS FROM INVESTING

    ACTIVITIES
         Purchase of
         Technology                              (1,000)


NET INCREASE IN CASH                              2,437


    CASH, BEGINNING OF PERIOD                         0

    CASH, END OF PERIOD                     $     2,437


      The accompanying notes are an integral part of these Financial Statements.


                                  Page 5
                                XAIBE INC.
                      (A Development Stage Enterprise)

                       NOTES TO FINANCIAL STATEMENTS
                                June 30, 1999


            NOTE I  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                     Development Stage Activities

  The Company was incorporated under the laws of the state of Nevada in July 17, 1998, and is in the early developmental and promotional stages. To date, the Companys only activities have been organizational directed acquiring its principal asset, raising its initial capital and developing its business plan.  The Company has not commenced commercial operations.

                           Accounting Method

    The Company records income and expenses on the accrual method.

                            Fiscal Year-End

     The Company has elected the fiscal year-end to be June 30th.

                      NOTE II  LICENSE AGREEMENT

  This agreement was made and entered into May 28, 1999 by David R Mortenson & Associates, (Grantor) and Xaibe, Inc. (Licensee). The Company has obtained the rights to market and manufacture the oxygen-enriched water known as Biocatalyst now manufactured by NW Technologies, Inc. (NW) for which the product Grantor holds the exclusive rights as evidenced by the Distribution Agreement between NW and Grantor dated the 26th of March, 1998.

                                Page 6
    NOTE III  PRIVATE PLACEMENT
  The Company offered a private placement of 100,000 shares of the Companys common stock by means of a private placement at $.20 per share pursuant to Regulation D Code 504.