Form 10QSB
period 1999-12-31
XAIBE INC
filed 2000-06-19
CIK 1076235

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                          FORM 10-QSB

     (Mark One)

     [X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES AND
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED 12/31/99

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
___________.

     Commission file number 0-27647





                          XAIBE INC.
(Exact name of small business issuer as specified in its charter)

2400 Loop 35, #1502, Alvin, Texas                        77511
(Address of principal executive offices)               (Zip Code)


                         (281) 331-5580
                   (Issuers telephone number)






(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
     Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes _____ No _____

     Applicable only to issuers involved in bankruptcy proceedings during the past five years

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     Yes _____ No _____

     Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common 1,600,000

     Transitional Small Business Disclosure Format
     (Check one):
     Yes _____   No _____







Part I - Financial Information

Item 1.   Financial Statements

     The unaudited financial statements for the quarter ended
December 31, 1999 are attached
     hereto by reference as EXHIBIT A.

Item 2.   Management's Discussion and Analysis or Plan of
Operation

     The Company is in the development stage and has not generated any revenues from operations as yet. All payments and royalties due on the Company's distribution agreement have been deferred by the grantor of the distribution rights for a period of two years from the effective date.

Part II - Other Information

Item 1.   Legal Proceedings

     Registrant has no knowledge of, or is there presently, any legal proceedings on behalf of, or against the Company.

Item 2.   Changes in Securities and Use of Proceeds

     None

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a vote of Securities Holders.

     No matters have been submitted to a vote of the Securities holders during the quarter ended
     December 31, 1999.

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8K

     None



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   XAIBE INC.

                                   /S/ John T. Bauska
                                   John T. Bauska, President and
                                   Director









                           EXHIBIT  A







                      FINANCIAL STATEMENTS

            For the Period ending December 31, 1999
                    (Prepared by Management)
                          XAIBE, INC.
                (A Development Stage Enterprise)

                         BALANCE SHEET

                       December 31, 1999


      ASSETS


CURRENT ASSETS:
Cash in checking                                  $   2,204


OTHER ASSETS:

License Rights                  $1,000
Deferred Offering Costs         10,005
Total other Assets                                   11,005


TOTAL ASSETS                                         13,209

              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:                              $       0

STOCKHOLDERS' EQUITY:
Common stock, $0.001 Par
Value, 10,000,000 shares
Authorized, 1,600,000 shares
Issued and outstanding            1,600

Additional Paid-In capital       19,900

Retained earnings (Deficit)     (8,291)

Total Stockholders Equity                            13,209

Total Liabilities and
Stockholders' Equity                             $   13,209

                          XAIBE, INC.
                (A Development Stage Enterprise)

                     STATEMENT OF OPERATIONS


      For the three month period ending December 31, 1999



REVENUES:
                                                  $         0



OPERATING EXPENSES:
Bank charges                                               66
Management fees                                         5,000
Legal and Accounting Fees                               3,000
Office Expenses                                           225

Total Operating Expenses                                8,291

NET (LOSS)                                       $    (8,291)

NET (LOSS) PER

SHARE OF COMMON STOCK                                 (.0085)

Weighted Average
Number of shares
Outstanding                                         1,600,000

                          XAIBE, INC.
                (A Development Stage Enterprise)


                    STATEMENT OF CASH FLOWS

      For the three month period ending December 31, 1999





CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Income (Loss)                             $    (8,291)

Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
Increase in license rights                    $    (1,000)

Increase in deferred offering costs               (10,005)

Net cash provided (Used)
By operating activities                           (19,296)


CASH FLOWS FROM FINANCING

ACTIVITIES:

Issuance of Common
Stock                                              21,500

Net increase in Cash                                2,204


CASH, BEGINNING OF PERIOD                               0

CASH, END OF PERIOD                           $     2,204

                          XAIBE, INC.
                (A Development Stage Enterprise)

           NOTES TO FINANCIAL STATEMENTS (UNAUDITED)




NOTE A B BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with US Security and Exchange Commission ("SEC")requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements of June 30, 1999. In the opinion of management all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the period ended December 31, 1999 are not necessarily indicative of the results that may be expected for full fiscal years ending June 30, 2000. The financial statements are presented on an accrual basis.