Form 10QSB
period 2000-03-31
XAIBE INC
filed 2000-06-19
CIK 1076235

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-QSB

     (Mark One)

     [X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 193 FOR THE QUARTERLY PERIOD
     ENDED 03/31/00

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

     Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: Common 1,600,000.

     Transitional Small Business Disclosure Format
     (Check one):
     Yes _____   No _____






Part I - Financial Information

Item 1.   Financial Statements

     The  unaudited  financial statements for the  quarter  ended
     December 31, 1999 are attached hereto by reference as EXHIBIT A.

Item 2.   Management=s  Discussion  and  Analysis  or   Plan   of
          Operation

     The Company is in the development stage and has not generated any revenues from operations as yet. All payments and royalties due on the Companys distribution agreement have been deferred by the grantor of the distribution rights for a period of two years from the effective date.

Part II - Other Information

Item 1.   Legal Proceedings

     Registrant has no knowledge of, or is there presently, any legal proceedings on behalf of, or against the Company.

Item 2.   Changes in Securities and Use of Proceeds

     None

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a vote of Securities Holders.

     No matters have been submitted to a vote of the Securities holders during the quarter ended March 31, 2000.

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


                                   XAIBE INC.

                                   /S/ John T. Bauska
                                   John T. Bauska, President and
                                   Director











                            EXHIBIT A







            Financial Statements for the Period Ended
                         March 31, 2000
                    (Prepared by Management)

                           XAIBE, INC.
                (A Development Stage Enterprise)

                          BALANCE SHEET

                     CONDENSED BALANCE SHEET
                         March 31, 2000

                        October 31, 1999

      ASSETS


CURRENT ASSETS:
  Cash in checking                                 2,204



OTHER ASSETS:

  License Rights                  1,000
  Deferred Offering Costs        10,005
     Total other Assets                           11,005

     TOTAL ASSETS
                                                  13,209

              LIABILITIES AND STOCKHOLDERS EQUITY



CURRENT LIABILITIES:                                     0

  STOCKHOLDERS= EQUITY:
  Common stock, $0.001 Par
  Value, 10,000,000 shares
  Authorized, 1,600,000 shares
  Issued and outstanding             1,600

  Additional Paid-In capital        19,900

  Retained earnings (Deficit)      (8,291)

     Total Stockholders= Equity                     13,209

     Total Liabilities and
     Stockholders= Equity                           13,209



                                1


                           XAIBE, INC.
                (A Development Stage Enterprise)

                     STATEMENT OF OPERATIONS

                CONDENSED STATEMENT OF OPERATIONS

        For the three month period ending March 31, 2000

            For the period July 17, 1998 (Inception)
                       Through October 31,
                              1999


REVENUES:                                       $         0




OPERATING EXPENSES:
  Bank charges                                           66
  Management fees                                     5,000
  Legal and Accounting Fees                           3,000
  Office Expenses                                       225

     Total Operating Expenses                         8,291

  NET (LOSS)                                        (8,291)

  NET (LOSS) PER

NET (LOSS) PER
  SHARE OF COMMON STOCK                             (.0085)

Weighted Average

Weighted Average
Number of shares

Number of shares
Outstanding                                       1,600,000












                                2


                           XAIBE, INC.
                (A Development Stage Enterprise)


                     STATEMENT OF CASH FLOWS

        For the three month period ending March 31, 2000

          For the period from July 17, 1998 (Inception)
                    Through October 31, 1999




CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net Income (Loss)                          $    (8,291)

Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
     Increase in license rights                   (1,000)

     Increase in deferred offering costs         (10,005)

  Net cash provided (Used)
  By operating activities                        (19,296)

By operating activities                          (19,296)

CASH FLOWS FROM FINANCING

CASH FLOWS FROM FINANCING
ACTIVITIES:

  Issuance of Common
  Stock                                            21,500

  Net increase in Cash                              2,204



CASH, BEGINNING OF PERIOD                               0
CASH, END OF PERIOD                                 2,204





                                3


                           XAIBE, INC.
                (A Development Stage Enterprise)

       NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)




NOTE A B BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with US Security and Exchange Commission (SEC)requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements of June 30, 1999. In the opinion of management all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for full fiscal years ending June 30. The financial statements are presented on an accrual basis.