Form 10KSB
period 1995-12-31
XAIBE INC
filed 2000-09-22
CIK 1076235

U.S. Securities and Exchange Commission
                      Washington, DC 20549


                          FORM 1O K SB


 [ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE
                           ACT OF 1934

             For the fiscal year ended June 30, 1999

                   Commission File No. 0-22678

                           XAIBE INC.

NEVADA                               76-0594907
(State or other
jurisdiction of incorporation)     (I.R.S. Employer Identification or
                                          organization Number)

 2400 Loop 35, #1502, Alvin Texas                          77512
             (Address of principal executive office)
                           (Zip code)

         Issuer's telephone number:      (281) 331-5580

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K SB or any amendment to this Form 10K SB. [ X ]

State issuer's revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days. As of December 31,
1999:   $0.00

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  1,500,000
SHARES COMMON STOCK

This Form 10K SB consists of 19 pages.



                        TABLE OF CONTENTS

                    FORM 10K SB ANNUAL REPORT

                           XAIBE INC.

Page
PART I

Item   1  Description of Business ..............................1

Item   2       Description of
          Property..............................................4
Item   3       Legal
          Proceedings.......................................... 4
Item   4       Submission of Matters to a Vote of Security
          Shareholders......................................... 5

PART II

Item   5       Market for the Registrant's Common Equity and
               related Stockholder
          Matter................................................6
Item   6       Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........6
Item   7       Financial
          Statements............................................7
Item   8       Changes in and Disagreements on Accounting
          and Financial
Disclosure.....................................................16

PART III

Item   9       Directors, Executive Officers, Promoters and
          Control
               persons, Compliance with Section 16(a) of the
          Exchange
          Act..................................................16
Item 10        Executive Compensation....
          .....................................................17
Item 11        Security Ownership of Certain Beneficial Owners
          and
Management.....................................................17
Item 12        Certain Relationships and Related Transactions..18
Item 13        Exhibits and Reports on Form 8-K................18

Signatures.................................................... 19
PART I

Item 1.   Description of Business

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

      Because the Company presently has little or no overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied. What little cash might be needed in the future could be supplied by the issuance of the Company's common stock or by loans from directors or shareholders.

 Item     2    Description of Property

An  officer of the Registrant provides office facilities at  2400
Loop 35, #1502, Alvin, TX 77511. There is no charge for the use of these facilities. ThE Company maintains no other office and owns no real estate.

Item 3    Legal Proceedings

There are no legal proceedings in which the Company is involved.

Item 4    Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June
30, 2000.






PART II

Item 5    Market for Common Equity and Related Stockholder
Matters

There is no public trading market for the Company's securities.

Item      6    Management Discussion and Analysis or Plan of
Operation

Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Liquidity and Capital Resources. The Company is a development stage company and has not had any revenues to date. The Company had no revenues during 1999. The ability of the Registrant to achieve its operational goals will depend upon its ability
implement its business plan.   Additional capital is needed to
continue or expand its operations, but there is no assurance that such capital in equity or debt form will be available. David R. Mortenson has put a moratorium on the minimum purchase requirements and other payments in an effort to assist the Company in getting into business.

Results of Operations. The Company is a development stage company which generated no revenue during the past year. The
Company accumulated a deficit of approximately

Item 7    Financial Statements

Audited financial statements for the year ended June 30, 2000 and for the period July 17, 1998 to June 30, 1999, follow.







                           XAIBE INC.

                (A DEVELOPMENT STAGE ENTERPRISE)






                          AUDIT REPORT

                         JUNE 30, 2000


















                    Janet Loss, C.P.A., P.C.
                  Certified Public Accountant
                   1780 S. Belaire, Suite 500
                     Denver, Colorado 80222






                           XAIBE INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                  INDEX TO FINANCIAL STATEMENTS

                       TABLE OF CONTENTS



ITEM                                                         PAGE

Report of Certified Public
Accountant...............................                    9


Balance Sheet, June 30,2000
 .....................................                        10

Statement  of  Operations,  for  the  Period  October  29,
1999(Inception)
Through June 30,2000
 ...........................................                  11

Statement  of  Stockholders' Equity (Deficit), October  29,  1999
(Inception)
Through June 30,2000............................             12

Statement of Cash Flows for the Period From October 29,
1999 (Inception) Through June 30,2000............            13

Notes to Financial Statements...............            14 & 15



                    Janet Loss, C.P.A., P.C.
                   Certified Public Accountant
                  1780 South Belaire, Suite 500
                     Denver, Colorado 80210
                         (303) 782-0878


                  INDEPENDENT AUDITOR'S REPORT
Board of Directors
XAIBE INC.
2400 Loop 35, #1502
Alvin, Texas  77511

Ladies and Gentlemen:

I have audited the accompanying Balance Sheet of XAIBE INC. (A Development Stage Enterprise) as of June 30, 2000 and the Statements of Operations, Stockholders' Equity, and Cash Flows for the period July 17, 1998 (Inception) through June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

My audit was made in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XAIBE INC. (a development stage enterprise) as of June 30, 2000, and the results of its operations and changes in its cash flows for the period from July 17 17, 1998 (Inception) through June 30, 2000, in conformity with generally accepted accounting principles.




Janet Loss, C.P.A., P.C.
September 15, 2000







                           XAIBE INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                         BALANCE SHEETS
                  AS AT JUNE 30, 2000 AND 1999

                             ASSETS


                                            2000      1999
CURRENT ASSETS:
  CASH                                 $   939          $  2,437

OTHER ASSETS:
  LICENCE RIGHTS                         1,000             1,000

TOTAL           ASSETS:                  1,939             3,437

              LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE, TRADE                 500                500

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $0.001 PAR VALUE
  10,000,000 SHARES AUTHORIZED
  1,600,000 SHARES ISSUED AND
  OUTSTANDING                            1,600              1,600

  ADDITIONAL PAID-IN CAPITAL               19,900          19,900

  DEFICIT ACCRUED DURING THE
      DEVELOPMENT STAGE                 (20,061)           (18,563)

TOTAL STOCKHOLDERS' EQUITY               1,439             2,937
1,439   2,937

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $  1,939            $ 3,437


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                           STATEMENTS.




                           XAIBE INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENT OF OPERATIONS
         FOR THE YEAR ENDED JUNE 30, 2000 AND THE PERIOD
         JULY 17, 1998 (INCEPTION) THROUGH JUNE 30, 1999


                                   2000                1999

REVENUES:                            0                   0

OPERATING EXPENSES:

  ACCOUNTING AND LEGAL FEES          0               3,000
  OFFICE          EXPENSES       1,498                 558
  CONSULTING FEES                    0               5,000
  MANAGEMENT FEES                    0               5,000
  FILING FEES AND PREPARATION        0               5,005

TOTAL OPERATING EXPENSES         1,498              18,563

NET (LOSS) FOR THE PERIOD       (1,498)            (18,563)


NET  (LOSS)  PER  SHARE          (0.01)              (0.01)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING       1,600,000       1,600,000





 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THEASE FINANCIAL
                           STATEMENTS.
                           XAIBE INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             OR THE PERIOD JULY 17, 1998 (INCEPTION)
                      THROUGH JUNE 30, 2000

              COMMON                       DEFICIT
              STOCK                       ACCUMULATED
              NUMBER  COMMON   ADDITIONAL DURING THE      TOTAL
                OF     STOCK              DEVELOPMENT  STOCKHOLDERS
              SHARES  AMOUNT   PAID-IN     STAGE
                               CAPITAL                  EQUITY

Balances
July 17,
1998          0        0        0          0            0


October 6,
1998 Shares
issued for
Organization  500000   500      0          0            500
al Costs


May 28, 1999
Shares       1000000
Issued for             1000     0          0            1000
License


May 31,
1999, Shares
Issued for   100,000   100      19,900     0             20,000
Cash


Net ( Loss)
for the
Period ended
June 30,      0        0         0         (18,563)     (18,563)
1999

Balances
June 30,     1600000
1999                    1,600    19,900     (18,563)      2,937

Net (Loss)
for the Year
Ended June
30, 2000      0        0         0
                                            (1,498)      (1498)
__________________________________________________________________
Balances June 30,
2000         1600000   1600       19,900      (20,061)     1,439




       THE ACCOMPANYING NOTES ARE A INTEGRAL PART OF THESE FINANCIAL
                                 STATEMENTS

                           XAIBE INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENT OF CASH FLOWS

         FOR THE YEAR ENDED JUNE 30, 2000 AND THE PERIOD
         JULY 17, 1998 (INCEPTION) THROUGH JUNE 30, 1999


                                              2000            1999
CASH FLOWS PROVIDED BY (USED FOR)

CASH FLOWS FROM (TO) OPERATING
ACTIVITIES:

  NET INCOME (LOSS) FOR THE PERIOD            (1,498)          (18,563)
  NET INCREASE IN ACCOUNT PAYABLE              0                500


  TOTAL CASH FLOWS FROM (TO)
  OPERATING ACTIVITIES                        (1,498)          (18,063)


CASH FLOWS FROM INVESTING ACTIVITIES:

  PURCHASE OF LICENSE RIGHTS                   0               (1,000)


CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

  ISSUANCE OF COMMON STOCKS                    0               21,500


NET INCREASE (DECREASE)
IN CASH FOR THE PERIOD                         ( 1,498)        2,437


CASH, BEGINNING OF PERIOD                      2,437            0

CASH, END OF PERIOD                              939            2,437


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                           STATEMENTS.
                           XAIBE INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2000


NOTE I - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Activities

The Company was incorporated under the laws of the state of Nevada in July 17, 1998, and is in the early developmental and promotional stages. To date, the Company's only activities have been organizational directed acquiring its principal asset, raising its initial capital and developing its business plan. The Company has not commenced commercial operations.

Accounting Method

The Company records income and expenses on the accrual method.

Fiscal Year-End

The Company has elected the fiscal year-end to be June 30th.

NOTE II - LICENSE AGREEMENT

This agreement was made and entered into May 28, 1999 by David R Mortenson & Associates, ("Grantor") and Xaibe, Inc. ("Licensee"). The Company has obtained the rights to market and manufacture the oxygen-enriched water known as "Biocatalyst" now manufactured by NW Technologies, Inc. ("NW") for which the product Grantor holds the exclusive rights as evidenced by the Distribution Agreement between NW and Grantor dated the 26th of March, 1998.



NOTE III - PRIVATE PLACEMENT

The Company offered a private placement of 100,000 shares of the Company=s common stock by means of a private placement at $.20 per share pursuant to Regulation D Code 504.
Item 8 Changes and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes or disagreements with the Company's independent outside auditor.

Part III

Item 9    Directors, Executive Officers, Promoters and Control
Persons;
          Compliance with Section 16(a) of the Exchange Act

The Directors and Executive Officers of the registrant are as follows:

     Name                         Age        Position
Period of Service

     John T. Bauska               48
                                             President and
                                             Director       7/98
                                             to present
     4741 Ashley Lake Drive
     Kalispell, MT 59901

     Dorothy Mortenson            51          Director &
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

Item 10   Executive Compensation

During the year ended June 30, 1999, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

No executive officer or director of the Company holds any option to purchase any of the Company's securities.

Item 11 Security Ownership of Certain Beneficial Owners and Management


     (a)       Security ownership of certain beneficial owners

     The following table sets forth information, as of December
31, 1998, of persons known to the Company as being the beneficial owner of over 5% of the Company's Common Stock.

Title      Name and Address of    Amount and Nature      Percent
           Beneficial Owner       Of Beneficial          of Class
                                  Ownership

Common    John T. Bauska                250,000               15.63
          4741 Ashley Lake Drive
          Kalispell, MT 59901

Common    David R. Mortenson            350,000             21.88
          2400 Loop 35, #1502
          Alvin, TX 77511



Common         Joshua D. Smetzer        100,000             06.25
               2101 Mustang Road
               Suite 113
               Alvin, TX 77024

Common         Marie M. Charles         100,000             06.25
               PO Box 4456
               Pasadena, TX 77503

Common         Joshua J. Mortenson      100,000             06.25
               808 Cemetery  Road
               Alvin, TX 77511
Common         Roy Donovan Hinton Jr.   100,000             06.25
               9200 Alameda Genoa Road
               Houston, TX 77075

          (b) Security Ownership of Management as of December 31,1995

Title      Name & Address of       Amount & Nature     Percent
           Beneficial Owner        Of Beneficial       of
                                   Ownership           Class

Common    John T. Bauska           250,000             15.63
          4714 Ashley Lake Drive
          Kalispell, MT 59901

          Dorothy Mortenson *                          0
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

XAIBE INC.

By:    /S/   John T. Bauska
Date: September 12, 2000
          John T. Bauska, Director and President


By: /S/  Dorothy Mortenson
Date: September12, 2000
             Dorothy Mortenson, Director and Secretary