Form 10KSB/A
period 2000-06-30
XAIBE INC
filed 2000-10-12
CIK 1076235

U.S. Securities and Exchange Commission
                      Washington, DC 20549


                          FORM 1O K SB/A


 [ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE
                           ACT OF 1934

             For the fiscal year ended June 30, 2000

                   Commission File No. 0-22678

                           XAIBE INC.

NEVADA                               76-0594907
(State or other
jurisdiction of incorporation)     (I.R.S. Employer Identification or
                                          organization Number)

 2400 Loop 35, #1502, Alvin, Texas  77512
             (Address of principal executive office)
                           (Zip code)

         Issuer's telephone number:      (281) 331-5580

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days. As of June 30,2000:
   $0.00

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
Operation

Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Liquidity and Capital Resources.  The Company is a development stage company and has not had any revenues to date.  The Company had no revenues during the year ended 2000.  The ability of the
Registrant toachieve its operational goals will depend upon its ability
implement its business plan.   Additional capital is needed to
continue or expand its operations, but there is no assurance that such capital in equity or debt form will be available. David R.
Mortenson has put a moratorium on the minimum purchase requirements and other payments in an effort to assist the Company in getting into business.

Results of Operations. The Company is a development stage company which generated no revenue during the past year. The
Company accumulated a deficit of approximately 1498.00

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

Item 10   Executive Compensation

During the year ended June 30, 2000, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

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

Item 11 Security Ownership of Certain Beneficial Owners and Management


     (a)       Security ownership of certain beneficial owners

The following table sets forth information, as of June 30,2000, of persons known to the Company as being the beneficial owner of over 5% of the Company's Common Stock.

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

          (b) Security Ownership of Management as of June 30,2000

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