Form 10QSB
period 2000-09-30
XAIBE INC
filed 2000-11-20
CIK 1076235

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ending September 30, 2000.

[ ] TRANSACTION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                         Commission file number 0-22678

                                   XAIBE, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specific in its charter)

            Nevada                                        76-0594907
--------------------------------            ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

               13100 N.W. Freeway, Suite 130, Houston, Texas 77040
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 690-9233
                           ---------------------------
                           (Issuer's telephone number)

                     2400 Loop 35, #1502, Alvin, Texas 77512
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     State the number of shares outstanding of the Issuer's class of common equity, as of the latest practicable date: common stock, $0.001 par value as of November 1, 2000: 14,959,705 shares

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   XAIBE, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                     Page No.
                                                                    -----------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Balance Sheets as of September 30, 2000 and June 30, 2000..........3

         Statements of Operations for the Three months
         ended September 30, 2000 and 1999..................................4

         Statements of Cash Flows for the Three months ended
         September 30, 2000 and 1999........................................5

         Notes to Financial Statements......................................6

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operations........................................8

PART II           OTHER INFORMATION

         Item 6   Exhibits and Reports on Form 8-K..........................9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                              September 30,       June 30,
                                                                  2000              2000
ASSETS:                                                        (unaudited)       ----------
                                                              --------------

Current Assets:
         Cash                                                     $ 939             $ 939

Other Assets:
         License Rights                                           1,000             1,000
                                                                --------          --------
          Total Assets                                          $ 1,939           $ 1,939
                                                                ========          ========
LIABILITIES AND STOCKHOLDER'S EQUITY CURRENT LIABILITIES:

Current Liabilities:
         Accounts Payable, Trade                                  $ 500             $ 500

Stockholders' Equity:

         Common Stock, $0.001 Par Value,
          10,000,000 shares authorized,
          1,600,000 shares issued and outstanding                 1,600             1,600

         Additional Paid-in Capital                              19,900            19,900

         Deficit Accrued During the Development Stage           (20,061)          (20,061)
                                                                --------          --------
         Total Stockholders' Equity                               1,439             1,439
                                                                --------          --------
         Total Liabilities and Stockholders' Equity             $ 1,939           $ 1,939
                                                                ========          ========


    The accompanying notes are an integral part of these financial statements

                                   XAIBE INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                       For the Three Months Ended September 30,
                                       ----------------------------------------
                                            2000                 1999
                                          --------             ---------

Revenues                                 $         0            $      0

Operating Expenses                                 0               8,291
                                           ----------           ----------
Net income (loss) for the period         $         0            $ (8,291)
                                           ==========           ==========
Net income (loss) per share              $      0.00            $  (0.01)
                                           ==========           ==========
Weighted average number of common shares
outstanding                                1,600,000           1,600,000
                                           ==========          ===========



    The accompanying notes are an integral part of these financial statements

                                   XAIBE INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                 For the Three Months
                                                  Ended September 30,
                                                --------------------------
                                                 2000                1999
                                                ------              ------

Cash Flows From Operating Activities:
   Net income (loss)                                0               (8,291)
   Adjustments to reconcile net income (loss)
     to cash flow from operating activities:
         Increase in licensing rights               0               (1,000)
         Increase in deferred offering costs        0              (10,005)
                                                ------            ----------
   Net cash provided by (used in) operating
     activities                                     0              (19,296)
                                                ------            ----------
Cash Flows From Financing Activities:

   Issuance of common stock                         0                21,500
                                                ------            ----------
Net increase in cash for the period                 0                 2,204

Cash, beginning of period                         939                     0
                                                ------            ----------
Cash, end of period                           $   939          $      2,204
                                                ======            ==========



    The accompanying notes are an integral part of these financial statements

                                   XAIBE INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.   Interim Presentation

The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended June 30, 2000. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2001.

2.   Stock Split

On September 13, 2000, the Company declared a 4-for-1 stock split for all shareholders of record on that date.

3.   Subsequent Events

PolarShield Acquisition
-----------------------
On October 27, 2000, the Company completed an exchange (the "Exchange") pursuant to which the Company issued an aggregate of 5,559,705 shares of common stock in exchange for 97.9% of the outstanding shares of common stock of PolarShield, Inc. ("PolarShield"). Pursuant to the terms of the Exchange, each share of PolarShield common stock was exchangeable for one share of Company common stock. As a result of the Exchange, PolarShield became a subsidiary of the Company.

In connection with the Exchange all convertible preferred stock, options and warrants to purchase shares of PolarShield common stock outstanding immediately prior to the consummation of the Exchange were assumed by the Company. PolarShield has 1,629,550 shares of preferred stock outstanding which, 45 days following the first quote on the Company's common stock, at the election of the holder, is: (i) convertible into one share of common stock, subject to a "lock-up" for a period of 18 months following conversion, (ii) convertible into a number of shares of common stock determined by dividing, for each share of preferred stock, 1 by 50% of the closing bid price of the Company's common stock on the 30th calendar day following the first quote, subject to a "lock-up" for a period of 12 months following conversion, or (iii) redeemable at $1.15 per share. The preferred shares are convertible based on 50% of the closing bid price if the holder fails to make an election.

PolarShield, a Nevada corporation formed in 1998, is engaged in the marketing of energy management and conservation solutions utilizing a patented refrigerant process (the "Process") designed to improve efficiency of heating, ventilation and air condition and refrigerant systems.

Pursuant to the terms of the Exchange, John Bauska and Dorothy Mortenson resigned as officers and directors of the Company and Jimmy Farmer was appointed sole director and President of the Company.

In connection with the Exchange, the Company relocated its principal offices to the offices of PolarShield located at 13100 N.W. Freeway, Suite 130, Houston, Texas 77040.

Acquisition of International Rights
-----------------------------------
Simultaneous with closing of the Exchange, the Company acquired from Energy Technologies Group, Inc. the international marketing rights with respect to the Process in exchange for 3,000,000 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

Xaibe, Inc. was formed in July 1998 to produce and distribute a licensed oxygen enriched water product for fish farming, aquaculture, mariculture, the husbandry of poultry and for remediating animal waste from dairies, feedlots of all kinds and for other similar uses.

Through June 2000, the Company's operations had been limited to efforts to implement its business plan. No revenues have been generated from those revenues to date.

During the quarter ended September 30, 2000, the Company entered into discussions with PolarShield, Inc. ("PolarShield") with respect to a possible combination of the Company and PolarShield. The Company and PolarShield entered into an Exchange Agreement on September 29, 2000 pursuant to which the Company agreed to acquire PolarShield with management of PolarShield to assume control of the combined companies.

On October 27, 2000, the Company completed an exchange (the "Exchange") pursuant to which the Company issued an aggregate of 5,559,705 shares of common stock in exchange for 97.9% of the outstanding shares of common stock of PolarShield.
Pursuant to the terms of the Exchange, each share of PolarShield common stock was exchangeable for one share of Company common stock. As a result of the Exchange, PolarShield became a subsidiary of the Company.

In connection with the Exchange all convertible preferred stock, options and warrants to purchase shares of PolarShield common stock outstanding immediately prior to the consummation of the Exchange were assumed by the Company. PolarShield has 1,629,550 shares of preferred stock outstanding which, 45 days following the first quote on the Company's common stock, at the election of the holder, is: (i) convertible into one share of common stock, subject to a "lock-up" for a period of 18 months following conversion, (ii) convertible into a number of shares of common stock determined by dividing, for each share of preferred stock, 1 by 50% of the closing bid price of the Company's common stock on the 30th calendar day following the first quote, subject to a "lock-up" for a period of 12 months following conversion, or (iii) redeemable at $1.15 per share. The preferred shares are convertible based on 50% of the closing bid price if the holder fails to make an election.

PolarShield, a Nevada corporation formed in 1998, is engaged in the marketing of energy management and conservation solutions utilizing a patented refrigerant process (the "Process") designed to improve efficiency of heating, ventilation and air condition and refrigerant systems.

Following the Exchange, management adopted the business plan of PolarShield.

Results of Operations

Other than efforts relating to the Exchange, the Company conducted no material operations during the quarter ended September 30, 2000. During the same quarter in 1999, the Company's operations were limited to efforts to implement its original business plan.

As a result of the limited activities during both the current period and the corresponding period in 1999, the Company reported no revenues during either period.

Liquidity and Capital Resources

At September 30, 2000, the Company had a cash balance of $939 and working capital of $439, unchanged from June 30, 2000. At that date, the Company no substantial commitments and no long-term liabilities with operations being funded by management.

With the acquisition of PolarShield in October 2000, the Company's financial resources and capital requirements will be substantially those of PolarShield.

                           PART II - OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

           Number            Description
          --------          --------------

            27.1             Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                    SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         XAIBE, INC.



Dated: November 17, 2000           By: /s/ Jimmy Farmer
                                      ----------------------------------------
                                         Jimmy Farmer
                                         Chief Executive Officer and Principal
                                         Financial Officer