Form 10QSB
period 2000-12-31
XAIBE INC
filed 2001-02-20
CIK 1076235

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ending December 31, 2000.

[ ] TRANSACTION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                         Commission file number 0-22678

                                   XAIBE, INC.
           ----------------------------------------------------------
        (Exact name of small business issuer as specific in its charter)

             Nevada                                            76-0594907
-------------------------------------                    -----------------------
(State of other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                            Identification No.)

               13100 N.W. Freeway, Suite 130, Houston, Texas 77040
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 690-9233
                            -------------------------
                           (Issuer's telephone number)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of the Issuer's class of common equity, as of the latest practicable date: common stock, $0.001 par value as of December 31, 2000: 15,161,385 shares

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   XAIBE, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Balance Sheets as of December 31, 2000................................3

         Statements of Operations for the Six months
         ended December 31, 2000 and 1999......................................5

         Statements of Cash Flows for the Six months ended
         December 31, 2000 and 1999............................................6

         Notes to Financial Statements.........................................7

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operations..........................................15

PART II  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds...................18
         Item 6   Exhibits and Reports on Form 8-K............................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                   (unaudited)

                                                                  December 31,
                                                                     2000
                                                                  ------------
ASSETS:

Current Assets:
         Cash                                                     $ 31,875
         Accounts receivable - net                                  69,616
         Related party receivable                                   15,151
         Accounts receivable - employee                             27,126
         Inventory                                                  10,000
                                                                ----------
                  Total Current Assets                             153,168

Plant, Property and Equipment, at cost
         Equipment & machinery                                     274,493
         Furniture & fixtures                                      191,155
                                                                ----------
                                                                   465,648
         Less accumulated depreciation                              94,153
                                                                ----------
                                                                   371,495
Other Assets
         Licenses & agreements-net                               4,195,857
         Goodwill, patents & trademarks-net                        497,116
         Deferred tax benefit                                      795,615
         Other                                                     101,716
                                                                ----------
                                                                 5,590,303
                                                                ----------
          Total Assets                                         $ 6,115,566
                                                                ==========



    The accompanying notes are an integral part of these financial statements

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                   (Continued)

                                                                  December 31,
                                                                     2000
                                                                  ------------
                                                                  (unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY CURRENT LIABILITIES:

Current Liabilities
         Accounts payable                                        $ 327,092
         Notes Payable                                              25,000
         Accrued expenses                                           58,427
         Related party payable                                     455,796
         Current portion long-term debt                             43,260
                                                                 ---------
                  Total Current Liabilities                        909,575

Long-Term Liabilities
         Notes payable                                             141,314
         Capital lease obligations                                  45,350
         Less - current portion long-term debt                     (43,260)
                                                                 ---------
                                                                   143,404

Stockholders' Equity
         Common stock, $0.00025 par value per share;
                  authorized 40,000,000 shares;
                  issued 15,161,385 shares                           3,790
         Preferred stock, $0.01 par value per share;
                  authorized 5,000,000 shares;
                  issued 1,635,550 shares                           16,355
         Paid-in capital                                         6,787,770
         Deficit accumulated in the development stage           (1,745,328)
                                                                ----------
                                                                 5,062,587
                                                                ----------
         Total Liabilities and Stockholders' Equity             $6,115,566
                                                                ==========


    The accompanying notes are an integral part of these financial statements

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                              For the Six Months
                                                               Ended December 31,
                                                       -------------------------------
                                                         2000                   1999
                                                       --------               --------

Sales                                                 $ 388,562             $ 302,187
Cost of Goods Sold
         Materials                                       53,363                40,000
         Freight-in                                          81                 1,354
         Labor                                           10,094                32,736
                                                     ----------            ----------
                  Gross Profit                          325,025               228,097

Selling, General and Administrative Costs
         Selling expenses  279,882                      332,696
         Consulting fees   311,924                            0
         General & administrative                       920,923               147,540
         Amortization expense                           227,607                30,330
         Depreciation                                    40,830                24,064
                                                     ----------            ----------
                                                      1,781,165               534,630
Other (Income) Expense
         Miscellaneous Income                           (10,245)                    0
         Interest Income                                   (526)               (1,650)
         Interest Expense                                 4,072                 3,528
                                                     ----------            ----------
                  Total costs and expenses            1,774,465               536,508
                                                     ----------            ----------

                  Loss Before Income Taxes           (1,449,440)             (308,411)

Income Taxes
         Deferred Tax Benefit                           449,510               103,530
                                                    -----------            ----------

Net Loss                                             $ (999,930)            $(204,881)
                                                    ===========            ==========

(Loss) Per Common Share:
         Basic                                        $ (0.0808)            $ (0.0911)
                                                      =========             =========
         Weighted Average Number of Common
                  Shares Outstanding - Basic         12,377,978             2,250,000
                                                     ==========             =========

         Diluted                                      $ (0.0729)                 $n/a
                                                     ==========             =========
         Weighted Average Number of Common
                  Shares Outstanding - Diluted       13,708,863                   n/a
                                                     ==========             ==========


    The accompanying notes are an integral part of these financial statements

                                     XAIBE,
                                      INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Six Months
                                                                 Ended December 31,
                                                            ----------------------------
                                                             2000                  1999
                                                            ------                ------

Cash Flows From Operating Activities:
------------------------------------
Net Loss                                                 $ (999,930)           $ (204,881)
Adjustment to reconcile Net Income (loss) to net cash
         provided by (used in) Operating Activities:
                  Depreciation                               40,830                24,064
                  Amortization                              227,607                30,330
                  Allowance for doubtful accounts               -                  35,768
                  Deferred income tax benefit              (449,510)             (103,530)
         Changes in components of working capital -
         (Increase) decrease in
                  Accounts Receivable                       (21,801)              (66,566)
                  Loans & Advances                          (42,277)             (142,597)
                  Inventory                                  11,448               (10,000)
         Increase( decrease) in
                  Accounts Payable                          277,957                15,414
                  Accrued Expenses                           50,448                15,066
                  Related party payable                     344,695                  -
                                                          ---------           ------------
Net Cash Used by Operating Activities                      (560,533)             (406,932)

Cash Flows From Investing Activities:
------------------------------------
Acquisition of property and equipment                       (18,173)             (164,159)
Acquisition of other assets                                 (83,410)             (130,963)
                                                         ----------            ----------
Net Cash used by Investing Activities                      (101,583)             (295,122)

Cash Flows From Financing Activities:
------------------------------------
Issuance of Stock                                           724,795               477,950
Increase in notes payable                                    25,000               266,113
Principal payments on debt                                  (42,656)                    -
                                                         ----------            ----------
Net Cash provided by Financing Activities                   707,139               744,063

Increase (Decrease) in Cash                                  45,023                42,009
Cash balance at beginning of period                         (13,148)                 -
                                                         ----------            ----------

Cash at End of the period                                $   31,875            $   42,009
                                                         ==========            ==========


    The accompanying notes are an integral part of these financial statements

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



1.   Interim Presentation

     The Balance Sheet of Xaibe, Inc., hereafter referred to as "Xaibe" or "the Company", at December 31, 2000, and the Statements of Income and Cash Flows for the periods indicated herein have been prepared by the Company without audit. The Balance Sheet at December 31, 1999, and the Statements of Income and Cash Flows for the six months ended December 31, 1999, are derived from the December 31, 1999 audited financial statements of Polarshield, Inc., but do not include all disclosures required by generally accepted accounting principles. It is assumed that these financial statements will be read in conjunction with the audited financial statements and notes thereto.

     In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company and all such adjustments are of a normal recurring nature. The interim statements for the period ended December 31, 2000 are not necessarily indicative of results to be expected for the full year.

2.   Organization

     Xaibe was incorporated in the State of Nevada on July 17, 1998, and is in the early developmental and promotional stage. The primary business of the Company is the manufacture and sale of polarized refrigerant oil additives and related lubricants and metal treatments. The headquarters of the Company is located in Houston, Harris County, Texas.

     During 1999, the Company acquired the rights to distribute and produce an oxygen enriched water known as "Biocatalyst" for fish farming, husbandry of poultry, and for remediation of animal waste from dairies, feedlots of all kinds, and for other similar uses. This agreement is for the State of Mississippi. This technology promises to shorten time to market for farm raised seafood and poultry and to cut costs in the processing of animal waste, and at the same time making this waste less harmful to the environment.

     On October 27, 2000, the Company completed an exchange (the "Exchange") pursuant to which the Company issued 5,559,705 shares of common stock in exchange for 97.9% of the outstanding shares of common stock of Polarshield, Inc. ("Polarshield"). As a result of the exchange, Polarshield became the surviving operating entity and the Company relocated its principal offices to the offices of Polarshield, located in Houston, Harris County, Texas. Because Polarshield's operations are the only operations of the Company, the financial position and results of operations reported in these financial statements are those of Polarshield.

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


2.   Organization (Cont'd)

     Polarshield was organized in June 1999, as a State of Nevada Corporation. The primary business of the Company is the manufacture and sale of polarized refrigerant oil additives and related lubricants and metal treatments.

3.   Summary of Significant Accounting Policies

         A.       Revenue Recognition
                  --------------------
                  Xaibe utilizes the accrual method of accounting whereby revenue is recognized when earned and expenses are recognized when incurred. The Company sells its products direct to the customer, through distributors and through retail outlets. Direct sales to customers consist primarily of sales to commercial businesses. Sales to residential customers are minor. Revenue is recognized when the services are rendered, payments are due under the terms of the Distributorship Agreements or when the product has been ordered and set aside for the retail outlet customer.

         B.       Inventories
                  -----------
                  Inventories, consisting primarily of chemicals, mineral oil and transmission fluids, are stated at the lower of cost or market, as determined by the first-in, first-out (FIFO) method.

         C.       Plant, Property and Equipment
                  ------------------------------
                  Plant, property and equipment are carried at cost. Depreciation expense for the six months ended December 31, 2000 was $40,830. Depreciation is calculated using the straight-line method over the estimated useful lives as shown below:

                           Equipment & Machinery                        5 years
                           Furniture & Fixtures                         5 years

         D.       Other assets
                  -------------
                  Other assets consist of advances, licenses, patents, trademarks and goodwill. The licenses are amortized over the unexpired term of the license and the goodwill is amortized over fifteen years. Amortization expense for the six months ended December 31, 2000, was $227,607.

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)

3.   Summary of Significant Accounting Policies (Cont'd)

         E.       Income Taxes
                  ------------
                  The Company accounts for income taxes in accordance with the asset and liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         F.       Basis of Accounting
                  -------------------
                  The financial statements are prepared using the accrual basis of accounting.

         G.       Use of Estimates
                  ----------------
                  The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         H.       Cash and Cash Equivalents
                  -------------------------
                  For purposes of the statement of cash flows, cash on hand, deposits at bank and petty cash are considered to be cash or cash equivalents.

         I.       Accounts Payable
                  ----------------
                  Trade accounts payable, including accruals not yet billed, are recognized when the Company becomes obligated to make future payments as a result of a purchase of assets or services. Trade accounts payable are generally settled within 30 days.

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)

4.       Income Taxes

         The tax effects of the Company's loss ($1,449,440) at the statutory federal tax rates (average rate of 31%) were $449,510 and were included in the deferred tax balance of $795,615. There were no timing differences. Depreciation for tax purposes approximated depreciation for financial statement accounting purposes. The benefit of the tax losses will only be obtained if:

          A. The Company derives future assessable income of a nature and of an amount sufficient to enable the benefit from the deduction s for the loss to be realized: and

          B.   The  Company   continues  to  comply  with  the   conditions  for
               deductibility imposed by federal income tax laws and regulations.

         Deferred tax benefits were expected to be realized in future periods beyond the subsequent twelve months. Therefore, the benefits were categorized as long-term.

5.       Receivables

         The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in collection of all receivables. The estimated losses are based on historical collection experience coupled with review of the current status of the then currently outstanding accounts receivable. The allowance for doubtful accounts estimated at December 31, 2000 was $20,000.

6.       Related Party Transactions

                                                              December 31, 2000
                                                              -----------------
         Related party payables                                 $ 455,796
         Related party receivables                              $  15,151

         Related party receivables and payables are current obligations from/to the officers of the Company for advances made in the ordinary course of business.

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)

7.       Lease Obligations

         Lease obligations of the Company are for office space, furniture and equipment. Capital lease obligations are amortized over the remaining term of lease (i.e. thirty four months.). Operating lease agreements vary from thirty two to sixty three months. . Minimum lease payments for the next five years are as follows:

                           Year                                    Amount
                           -----                                  --------
                           2001                                  $ 87,664
                           2002                                    67,214
                           2003                                     4,977
                           2004                                     4,680
                           -----                                  --------
                                                                 $164,535

8.       Non-Cash Transactions

         On October 27, 2000, the Company acquired the international distribution and manufacturing rights for Polarshield's polarized refrigerant oil additive in exchange for 3,000,000 shares of Xaibe, Inc. common stock.

         The company entered into various note payable agreements for the purchase of equipment in the amount of $134,427.

         On September 13, 2000, the Company declared a 4-for-1 stock split for all shareholders of record on that date.

         On October 27, 2000, the Company completed a business combination by exchanging common stock on the basis of one share of its common stock for each share of Polarshield's common stock. The combination was accounted for as a purchase. Xaibe's continuing operations after the combination only consisted of Polarshield operations. Therefore, the combination is considered a reverse merger of the entities. Only the financial position and results of operations of Polarshield have been presented in these financial statements. Xaibe, Inc., was incorporated under the laws of the State of Nevada in July 1998. Since its inception, Xaibe has conducted no business operations except for the acquisition of a license to distribute and produce an oxygen enriched water product for fish farming, aquaculture, mariculture, the husbandry of poultry, and for remediating animal waste from dairies, feedlots of all kinds, and for other similar uses. For the period from July 1998 (inception), through September 30, 2000, Xaibe had no income from operations, and accumulated losses aggregating $20,061.

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)


9.       Concentrations, and Credit Risk

         The primary financial instruments, which potentially subject the Company to concentrations of credit risk, are cash, accounts receivable and notes payable. The Company's cash balances are with a high quality financial institution and are covered by FDIC insurance limits. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. The maximum potential loss does not exceed the amounts already recognized in the balance sheet. Notes payable, in the form of bank debt, are routinely monitored for compliance with loan covenants.

         Xaibe, Inc., is a Developing Stage Enterprise and is in the initial stages of Operation. The Company's raw material, chemicals and other goods essential tothe production of their products are easily available and the Company does not expect any shortages in supply.

10.      Capital Stock

         Common Stock
         ------------
         The Company has authorized 40,000,000 shares of common stock ($0.00025 par value), of which 15,161,385 shares were issued and outstanding at December 31, 2000.

         Preferred Stock
         ---------------
         Polarshield had authorized 5,000,000 shares of preferred stock ($0.01 par value), of which 1,635,550 shares were issued and outstanding at December 31, 2000. The preferred shares of the Company carry a preference as to liquidation and convertibility.

         Liquidation Preference:
         -----------------------
         In the event of liquidation, the preferred shareholders are to be paid off before the common stockholders get a return of their capital.

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)

10.      Capital Stock (Cont'd)

         Conversion Preference:
         ----------------------
         The preferred shares of the Company are convertible in the event the Company goes public or is acquired by a publicly held company. The options of the stockholders for conversion are through the election of one of the following:

          A. One share of preferred stock for one share of common stock. After conversion, the shares must be held for at least 18 months from the date of conversion; or

          B. The preferred share shall be valued at $1 per share and shall be converted into common shares on an exchange basis on which, the common shares are valued at 50% of the market bid price of the shares 30 days after the initial trading of the company shares in a public market, or the merger of the company with a publicly held company, and such shares shall be subject to a holding period restriction of 12 months and shall be subject to Rule 144, or

          C.   Retain the preferred shares in the Company;

          D. Request repayment of 115% of the amount of the subscription agreement, payable by the Company within 30days of such written request.

         EPS-Earnings (Loss) Per Share
         -----------------------------
         Basic earnings or loss per share is calculated based upon the average common shares outstanding for the period. Fully diluted earnings or loss per share includes the average common shares outstanding and includes shares of convertible preferred stock outstanding, beginning on the date the company acquired Polarshield, Inc., October 27, 2000.

11.      Litigation and Contingencies.

         The Company is currently a party to various disputes arising from their operations, which involve, or may involve, litigation. Management believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Xaibe, Inc.

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Continued)

12.      Subsequent Events

         On December 28, 2000, (30 trading days following the first quote of common stock of Xaibe), the preferred shareholders of the Company were offered a right to convert their preferred stock into common stock of Xaibe, on the basis of one share of preferred stock for one share of common stock, or redeem their stock at $1.15 per share The election to convert or redeem the preferred stock will expire on January 23, 2001.

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

This discussion relates to, and the financial statements presented herewith reflect, the operations of PolarShield on a stand-alone basis for all periods prior to the date of the Exchange and reflect the consolidated results of Xaibe and PolarShield from the date of the Exchange forward.

Results of Operations

     Sales. The Company's sales totaled $388,562 for the six months ended December 31, 2000, an increase of 28.6% as compared to sales of $302,187 for the six months ended December 31, 1999. All sales for both periods were attributable to PolarShield. The increase in sales was attributable to on-going marketing campaigns and increased market penetration of its proprietary products.

     Cost of Sales. The Company's cost of sales totaled $63,538 for the six months ended December 31, 2000, a decrease of 14.2% as compared to cost of sales of $74,090 for the six months ended December 31, 1999. As a percentage of sales, cost of sales decreased to 16.4% from 24.5%. The decrease in cost of sales, both in total and as a percentage of sales, was attributable to increased margins on sales of its products and services.

     Selling,   General  and  Administrative  Expense.   Selling,   general  and
administrative expense ("SG&A") totaled $1,781,165 for the six months ended December 31, 2000, an increase of 233.2% as compared to SG&A of $534,630 for the six months ended December 31, 1999. The increase in SG&A was primarily attributable to (1) an increase in general and administrative expense of $773,383 resulting from hiring new personnel and overall growth of the Company,
(2) $311,924 of consulting fees incurred during the current period attributable to various professional management consulting agreements, and (3) an increase in amortization expense of $197,277 attributable to amortization of the purchase of international marketing rights for its proprietary products.

     Income Taxes. The Company reported a tax benefit of $449,510 during the six months ended December 31, 2000 as compared to $103,530 during the 1999 period. The tax benefit was attributable to net operating loss carryovers of PolarShield.

Liquidity and Capital Resources

     At December 31, 2000, the Company had a cash balance of $31,875 and a working capital deficit of $755,807.

     Cash flows used in operations during the current period totaled $560,533. Cash flows used in operations were attributable, primarily, to the net loss for the period and the tax benefit relating thereto, which was partially offset by
(1) increases in accounts payable, related party payables and accrued expenses, and (2) amortization of licenses, patents and rights.

     Cash flows used in investing activities during the period totaled $101,583. Cash flows used in investing activities were attributable to acquisitions of equipment and other assets.

     Cash flows provided by financing activities during the period totaled $707,139. Cash flows provided by financing activities were attributable to the sale of common and preferred stock for $724,795 and an increase in notes payable of $25,000 which amounts were partially offset by payments of debt in the amount of $42,656.

     At December 31, 2000, the Company had long-term debt totaling $143,404, consisting of notes payable of $141,314 and capital lease obligations totaling $45,350, less the current portion of notes payable of $43,260. The notes payable bear interest at rates ranging from 4.9% to 10.6% and are repayable in principle and interest installments over periods from 36 to 60 months ending in 2005.

     During the six months ended December 31, 2000, the Company's predecessor, PolarShield, received $724,795 of net proceeds from the sale of 426,000 shares of its common stock and 308,250 shares of its preferred stock. With the acquisition of PolarShield during the current period, approximately 98% of the common stock of PolarShield has been exchanged for shares of the Company's common stock. Additionally, following the Exchange, 1,635,550 shares of PolarShield's preferred stock are convertible into common stock of the Company, or redeemable, at the option of the holder as follows: (1) each preferred share may be converted into one share of common stock, subject to an 18 month lock-up period; or (2) each preferred share may be converted into common shares at 50% of the market bid price of the shares 30 days after the initial trading of the company shares in a public market, or the merger of the company with a publicly held company, and such shares shall be subject to a holding period restriction of 12 months and shall be subject to Rule 144, or (3) the preferred shares are retained by the holder; or (4) the preferred shares are redeemed at $1.15 per share.

     As of February 15, 2001, 1,506,550 of the shares of preferred stock had been converted into an equal number of shares of common stock and the holders of 52,000 shares had requested redemption at a cost to the Company of $65,550. At February 15, 2001, 77,000 shares of preferred stock remain outstanding and unconverted or unredeemed and no shares of common stock remained to be converted pursuant to the Exchange.

     The Company's operations have been funded to date through a combination of sales of common stock and preferred stock by PolarShield and by loans from certain shareholders of PolarShield. The Company, at February 15, 2001, did not have adequate funding to support its operations for the following twelve months. In order to support those operations, the Company will either be required to secure additional capital or to secure additional funding from affiliates. Management estimates that the Company will require a minimum of $500,000 of additional funding to support operations through the end of 2001. The Company presently has no commitments to provide such funding and there can be no assurance that such funding will be available on acceptable terms or at all.

     The Company's business continues in an early stage of operations. In order to achieve profitability, the Company will be required to substantially increase its revenues and control its operating costs. There can be no assurance that the Company can or will attain profitability.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 27, 2000, the Company issued a total of 5,559,705 shares of common stock to the holders of 97.9% of the common stock of PolarShield, Inc. in exchange for shares of PolarShield common stock. The shares were issued, without general solicitation or advertising, to 10 persons, each of whom made representations that they were accredited investors, pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. The certificates evidencing the shares bear a legend restricting transfer in accordance with Rule 144. No commissions were paid in connection with the issuance.

         On October 27, 2000, the Company issued 3,000,000 shares of common stock to All American Foundation, Inc. in exchange for certain international distribution rights relating to the products marketed by PolarShield. The shares were issued without general solicitation or advertising to a single accredited investor pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. The certificate evidencing the shares bears a legend restricting transfer in accordance with Rule 144. No commissions were paid in connection with the issuance.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

     On November 13, 2000, the Company filed a Form 8-K, dated September 13, 2000, reporting under Item 1 a change in control of the Company, effective October 27, 2000, under Item 2 the acquisition of PolarShield, effective October 27, 2000, and, under Item 5 a stock split, change of address and the acquisition of certain marketing rights.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       XAIBE, INC.



Dated: February 19, 2001            By: /s/ Jimmy Farmer
                                       -------------------------------------
                                       Jimmy Farmer
                                       Chief Executive Officer and Principal
                                       Financial Officer