Form 10QSB
period 2001-03-31
XAIBE INC
filed 2001-05-22
CIK 1076235

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 2001

[ ] TRANSACTION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                         Commission file number 0-22678

                                   XAIBE, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specific in its charter)

           Nevada                                              76-0594907
-------------------------------                           -------------------
(State of other jurisdiction of                           (I.R.S. Employer
 Incorporation or organization)                           Identification No.)

               13100 N.W. Freeway, Suite 130, Houston, Texas 77040
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 690-9233
                            ------------------------
                           (Issuer's telephone number)


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

     State the number of shares outstanding of the Issuer's class of common equity, as of the latest practicable date: common stock, $0.001 par value as of May 15, 2001: ___________ shares

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   XAIBE, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Balance Sheets as of March 31, 2001................................3

         Statements of Operations for the nine months
         ended March 31, 2001 and 2000......................................5

         Statements of Cash Flows for the nine months ended
         March 31, 2001 and 2000............................................6

         Notes to Financial Statements......................................7

         Item 2.  Management's Discussion and Analysis or
         Plan of Operations.................................................9

PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings......................................11
         Item 2.    Changes in Securities and Use of Proceeds..............12
         Item 5.    Other Information......................................12
         Item 6     Exhibits and Reports on Form 8-K.......................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                   (unaudited)

                                                                  March 31,
                                                                    2001
                                                                 ------------
ASSETS:

Current Assets:
         Cash                                                    $ (10,638)
         Accounts receivable - net                                 163,422
         Related party receivable                                   32,105
         Accounts receivable - employee                             26,852
         Inventory                                                  10,000
                                                               -----------
                  Total Current Assets                             221,741

Plant, Property and Equipment, at cost
         Equipment & machinery                                     291,309
         Furniture & fixtures                                      191,155
                                                                ----------
                                                                   482,464
         Less accumulated depreciation                             118,523
                                                                ----------
                                                                   363,941
Other Assets
         Licenses & agreements-net                               4,037,201
         Goodwill, patents & trademarks-net                        488,396
         Deferred tax benefit                                      813,740
         Other                                                      91,466
                                                               -----------
                                                                 5,430,802
          Total Assets                                         $ 6,016,484
                                                               ===========


    The accompanying notes are an integral part of these financial statements

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                   (unaudited)
                                   (Continued)


                                                                March 31,
                                                                  2001
                                                               ------------

LIABILITIES AND STOCKHOLDER'S EQUITY CURRENT LIABILITIES:

Current Liabilities
         Accounts payable                                       $ 352,235
         Notes Payable                                             25,000
         Accrued expenses                                         141,964
         Related party payable                                    259,350
         Current portion long-term debt                            34,137
                                                              -----------
                  Total Current Liabilities                       812,686

Long-Term Liabilities
         Notes payable                                            123,614
         Capital lease obligations                                 34,010
         Less - current portion long-term debt                    (34,137)
                                                                ---------
                                                                  123,487

Stockholders' Equity
         Common stock, $0.00025 par value per share;
                  authorized 40,000,000 shares;
                  issued 16,184,545 shares                         4,046
         Paid-in capital                                       6,803,869
         Deficit accumulated in the development stage         (1,727,604)
                                                              ----------
                                                               5,080,311

         Total Liabilities and Stockholders' Equity           $6,016,484
                                                              ==========



    The accompanying notes are an integral part of these financial statements

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        For the Nine Months
                                                          Ended March 31,
                                                    2001                2000
                                                   ------             --------

Sales                                          $ 1,105,027           $ 324,376
Cost of Goods Sold
         Materials                                  86,919              40,725
         Freight-in                                     81                 412
         Labor                                      76,547              39,970
                                                ----------          ----------
                  Gross Profit                     941,480             243,269

Selling, General and Administrative Costs
         Selling expenses  334,140                 327,601
         Consulting fees   366,059                 117,730
         General & administrative                1,273,018             100,979
         Amortization expense                      394,982              45,866
         Depreciation                               65,200              37,279
                                               -----------          ----------
                                                 2,433,399             629,455
Other (Income) Expense
         Miscellaneous Income                      (53,252)               (177)
         Interest Income                              (550)             (1,721)
         Interest Expense                            4,728              16,466
                                               -----------          ----------
                  Total costs and expenses       2,384,325             644,023
                                               -----------          ----------

                  Loss Before Income Taxes      (1,442,844)           (400,754)

Income Taxes
         Deferred Tax Benefit                      447,282             189,442
                                               -----------          ----------

Net Loss                                         $(995,562)          $(211,312)
                                               ===========          ==========

(Loss) Per Common Share:
         Basic                                     $ (0.08)            $ (0.09)
                                                   =======             =======
         Weighted Average Number of Common
                  Shares Outstanding - Basic    13,271,327           2,250,000
                                                ==========           =========




    The accompanying notes are an integral part of these financial statements

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Nine Months
                                                                    Ended March 31,
                                                            2001                    2000
                                                          ---------                --------

Cash Flows From Operating Activities:
------------------------------------
Net Loss                                                 $ (995,562)           $ (211,312)
Adjustment to reconcile Net Income (loss) to net cash
         provided by (used in) Operating Activities:
                  Depreciation                               65,200                37,279
                  Amortization                              394,982                45,866
                  Deferred income tax benefit              (447,282)             (189,442)
         Changes in components of working capital -
         (Increase) decrease in
                  Accounts Receivable                      (115,706)              (49,299)
                  Loans & Advances                          (58,858)             (143,468)
                  Inventory                                  11,448               (21,539)
         Increase( decrease) in
                  Accounts Payable                          303,100                 7,343
                  Accrued Expenses                          133,985                15,272
                  Related party payable                     148,249               699,451
                                                           --------             ---------
Net Cash Used by Operating Activities                      (560,443)             (190,152)

Cash Flows From Investing Activities:
------------------------------------
Acquisition of property and equipment                      (169,416)             (303,723)
Acquisition of other assets                                 (91,466)           (2,215,789)
                                                          ---------          ------------
Net Cash Used by Investing Activities                      (260,882)           (2,519,512)

Cash Flows From Financing Activities:
------------------------------------
Issuance of Stock                                           724,795             1,778,050
Increase in notes payable                                   142,884               374,268
Principal payments on debt                                  (43,844)                    -
                                                           ---------         ------------
Net Cash Provided by Financing Activities                   823,835             2,152,318

Increase (Decrease) in Cash                                   2,510              (177,044)
Cash balance at beginning of period                         (13,148)              213,663
                                                         ----------          ------------

Cash at End of the period                               $   (10,638)           $   36,620
                                                         ===========         ============


    The accompanying notes are an integral part of these financial statements

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1.   Interim Presentation

     The Balance Sheet of Xaibe, Inc., hereafter referred to as "Xaibe" or "the Company", at March 31, 2001, and the Statements of Income and Cash Flows for the periods indicated herein have been prepared by the Company without audit.

     In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company and all such adjustments are of a normal recurring nature. The interim statements for the period ended March 31, 2001 are not necessarily indicative of results to be expected for the full year.

2.   Capital Stock

     During the quarter ended March 31, 2001, 1,324,840 shares of common stock were issued in connection with the conversion of a like number of shares of convertible preferred stock of the Company's subsidiary, PolarShield.

3.   Litigation and Contingencies

     On March 26, 2001, suit, styled E-Business Development, Inc., Strong Development, Inc., Reach International, Inc. and Strong Tower Investments, Inc. vs. Xaibe, Inc. and Jimmy Farmer, Cause No. 2001-16022 was brought against the Company in the 270th District Court in Harris County, Texas. The Plaintiffs in the action alleged various wrongful acts and omissions on the part of management of the Company. The action sought injunctive relief to prohibit certain acts and to compel the Company to hold a shareholders meeting.

     In April 2001, the parties entered into a settlement agreement and the suit by E-Business Development, et. al. and a motion to dismiss has been filed. Under the terms of the settlement agreement, the plaintiffs appointed a new director of the Company and a new President, Jimmy Farmer resigned as President and will resign as a director and the Company agreed to call a shareholders meeting. In addition, the plaintiff corporations provided funding in the amount of $225,000 to the Company to pay certain specified obligations of the Company.

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Continued)

3.   Litigation and Contingencies (Cont'd)

     In May 2000, suit, styled Polarshield of Texas LLC vs. Dan Armstrong and John Armstrong, Cause No. 2000-22572, was filed brought in the 129th District Court of Harris County, Texas. The Company alleges that the defendants committed material breaches of contract as a result of non-payment of amounts owing under a distributorship agreement and violation of the confidentiality and non-disclosure obligations entered into pursuant to the distributorship agreement. The parties attempting to negotiate a settlement of the claims.

     In May 2001, suit, styled Polarshield of Louisiana Residential LLC and Jerry Blake vs. Xaibe, Inc., Internet Services, Inc., Milton Moody and George D. Carameros, III, was filed in the 24th District Court of Jefferson Parish, Louisiana. The plaintiffs allege that Defendant Carameros provided misleading information which induced the plaintiffs to acquire from Carameros certain distribution rights relating to the Company's products and allege that the Company bears liability as the alleged source of the information provided by Carameros. The Company intends to vigorously defend the cause of action. Settlement discussions are ongoing.

4.   Distributorship Sales

     Revenues for the nine months ended March 31, 2001 include $500,000 from the sale of rights to distribute the Company's products in Panama, Costa Rica, El Salvador, Nicaragua and Taiwan. Under the terms of the distributorships, the Company is entitled to 50% of the net income attributable to the sale of product in those markets. Accounts receivable reflects $65,665 relating to distributorship rights.

5.   Subsequent Events

     In May 2001,  pursuant to the settlement of the E-Business  litigation (see
     Note 3), the Company's President resigned and a new president and director was appointed.

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

In connection with the Exchange all convertible preferred stock, options and warrants to purchase shares of PolarShield common stock outstanding immediately prior to the consummation of the Exchange were assumed by the Company. PolarShield had 1,629,550 shares of preferred stock outstanding which were convertible into common stock of the Company, or redeemable, at the election of the holder. During the quarter ended March 31, 2001, 1,324,840 shares of PolarShield preferred stock were converted into common stock of the Company, resulting in the issuance of 1,324,840 shares of common stock.

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

Results of Operations

         Sales. The Company's sales totaled $1,105,027 for the nine months ended March 31, 2001, an increase of 240.7% as compared to sales of $324,376 for the nine months ended March 31, 2000. All sales for both periods were attributable to PolarShield. The increase in sales was attributable to on-going marketing campaigns, increased market penetration of its proprietary products and the sale of distribution rights in five foreign countries for $500,000.

         Cost of Sales. The Company's cost of sales totaled $163,547 for the nine months ended March 31, 2001, an increase of 101.6% as compared to cost of sales of $81,117 for the nine months ended March 31, 2000. As a percentage of sales, cost of sales decreased to 14.8% from 25%. The decrease in cost of sales as a percentage of sales was attributable to the sale of distribution rights which carry no cost of sale.

         Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") totaled $2,433,399 for the nine months ended March 31, 2001, an increase of 286.6% as compared to SG&A of $629,455 for the nine months ended March 31, 2000. The increase in SG&A was primarily attributable to (1) an increase in general and administrative expense of $1,172,039 resulting from hiring new personnel and overall growth of the Company, (2) an increase of $248,329 in consulting fees incurred during the current period attributable to various professional management consulting agreements, and (3) an increase in amortization expense of $349,116 attributable to amortization of the purchase of international marketing rights for its proprietary products.

         Income Taxes. The Company reported a tax benefit of $447,282 during the nine months ended March 31, 2001 as compared to $189,442 during the 2000 period. The tax benefit was attributable to net operating loss carryovers of PolarShield.

Liquidity and Capital Resources

         At March 31, 2001, the Company had a deficit in cash of $10,638 and a working capital deficit of $590,945.

         Cash flows used in operations during the current period totaled $560,443. Cash flows used in operations were attributable, primarily, to the net loss for the period and the tax benefit relating thereto, which was partially offset by (1) increases in accounts payable, related party payables and accrued expenses, and (2) amortization of licenses, patents and rights.

         Cash  flows used in  investing  activities  during  the period  totaled
$260,882.   Cash  flows  used  in  investing  activities  were  attributable  to acquisitions of property and equipment ($169,416) and other assets ($91,466).

         Cash flows provided by financing activities during the period totaled $823,835. Cash flows provided by financing activities were attributable to the sale of common and preferred stock for $724,795 and an increase in notes payable of $142,844 which amounts were partially offset by payments of debt in the amount of $43,844.

         At March 31, 2001, the Company had long-term debt totaling $123,487, consisting of notes payable of $123,614 and capital lease obligations totaling $34,010, less the current portion of notes payable of $34,137. The notes payable bear interest at rates ranging from .09% to 10.59% and are repayable in principle and interest installments over periods from 35 to 60 months ending in October 2004.

         During the nine months ended March 31, 2001, the Company's predecessor, PolarShield, received $724,795 of net proceeds from the sale of 426,000 shares of its common stock and 308,250 shares of its preferred stock. With the acquisition of PolarShield during the current period, and the subsequent conversion of preferred stock, the Company issued an aggregate of 1,324,840 shares of common stock.

         The Company's operations have been funded to date through a combination of sales of common stock and preferred stock by PolarShield and by loans from certain shareholders of PolarShield. The Company, at March 31, 2001, did not have adequate funding to support its operations for the following twelve months. In order to support those operations, the Company will either be required to secure additional capital or to secure additional funding from affiliates. Management estimates that the Company will require a minimum of $250,000 of additional funding to support operations through the end of 2001. The Company presently has no commitments to provide such funding and there can be no assurance that such funding will be available on acceptable terms or at all.

         The Company's business continues in an early stage of operations. In order to achieve profitability, the Company will be required to substantially increase its revenues and control its operating costs. There can be no assurance that the Company can or will attain profitability.

         In March 2001, certain shareholders of the Company filed suit against the Company seeking certain injunctive relief and the call of a shareholders meeting. In April 2001, the parties settled and agreed to dismiss the suit. Under the terms of the settlement, the plaintiff shareholders appointed a director and President of the Company and the shareholders, in turn, provided funding to the Company in the amount of $225,000 to pay certain designated expenses of the Company.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 26, 2001, suit, styled E-Business Development, Inc., Strong Development, Inc., Reach International, Inc. and Strong Tower Investments, Inc. vs. Xaibe, Inc. and Jimmy Farmer, Cause No. 2001-16022 was brought against the Company in the 270th District Court in Harris County, Texas. The Plaintiffs in the action alleged various wrongful acts and omissions on the part of management of the Company. The action sought injunctive relief to prohibit certain acts and to compel the Company to hold a shareholders meeting.

         In April 2001, the parties entered into a settlement agreement and a motion has been filed to dismiss the suit by E-Business Development, et. al. Under the terms of the settlement agreement, the plaintiffs appointed a director of the Company and a new President, Jimmy Farmer resigned as President and agreed to resign as a director upon satisfaction of certain requirements and the Company agreed to call a shareholders meeting. In addition, the plaintiff corporations provided funding in the amount of $225,000 to the Company to pay certain specified obligations of the Company.

         In May 2001, suit, styled Polarshield of Louisiana Residential LLC and Jerry Blake vs. Xaibe, Inc., Internet Services, Inc., Milton Moody and George D. Carameros, III, was filed in the 24th District Court of Jefferson Parish, Louisiana. The plaintiffs allege that Defendant Carameros provided misleading information which induced the plaintiffs to acquire from Carameros certain distribution rights relating to the Company's products and allege that the Company bears liability as the alleged source of the information provided by Carameros. The Company intends to vigorously defend the cause of action. Settlement discussions are ongoing.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In the quarter ended March 31, 2001, the Company issued a total of 1,324,840 shares of common stock to the holders of convertible preferred stock of PolarShield, Inc. The shares were issued, without general solicitation or advertising, to accredited investors, pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. The certificates evidencing the shares bear a legend restricting transfer in accordance with Rule 144. No commissions were paid in connection with the issuance.

ITEM 5. OTHER INFORMATION

         In April 2001, Jimmy Farmer resigned as President of the Company pursuant to the terms of settlement of a law suit (see Item 1 above). Lawrence Clasby has been appointed as a director of the Company and Mr. Clasby has been appointed as President of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XAIBE, INC.



  Dated: May 21, 2001              By: /s/ Lawrence Clasby
                                        --------------------------------------
                                        Lawrence Clasby
                                        Chief Executive Officer and Principal
                                        Financial Officer