Form 10KSB
period 2001-06-30
XAIBE INC
filed 2001-11-16
CIK 1076235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                    For the Fiscal Year Ended June 30, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________.

                         Commission File Number 0-22678

                                  XAIBE, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its charter)


                    Nevada                             76-0594907
        ----------------------------                ----------------
        (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)            Identification No.)



                1014 Wirt Road, Suite 245, Houston, Texas 77055
              --------------------------------------------------
              (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code: (713) 688-0400

Securities to be registered pursuant to Section 12(b) of the Act:

     Title of each class   Name of each exchange on which each is registered
     -------------------   -------------------------------------------------
            None                                  None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                                                       ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The Issuer's revenues for the fiscal year ended June 30, 2001 were $_1,375,492_______________.

     The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of September 17, 2001 was 16,338,545. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 17, 2001, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $83,326,580._________________.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended June 30, 2001 are incorporated by reference into Part III.

     Transition Small Business Disclosure Format:  Yes___   No X
                                                              ---

                               TABLE OF CONTENTS

                                                              Page
                                                              ----
PART I

     ITEM 1.  DESCRIPTION OF BUSINESS.........................   3
     ITEM 2.  DESCRIPTION OF PROPERTIES.......................   9
     ITEM 3.  LEGAL PROCEEDINGS...............................   9
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS................................  10

PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.....................  10
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS............  10
     ITEM 7.  FINANCIAL STATEMENTS............................  19
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE..........  19

PART III

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16(a) OF THE EXCHANGE ACT...............  19
     ITEM 10. EXECUTIVE COMPENSATION..........................  19
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT...........................  19
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..  19
     ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K................  20

SIGNATURES

     This annual report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our products and services and product development, our intentions and strategies regarding customers and customer relationships, our intentions and strategies regarding the formation of strategic relationships, our beliefs regarding the future success of our products and services, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs regarding trademark, copyright and patent protections, our beliefs and expectations regarding infringement claims, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding sales and revenues, our expectations regarding future growth and financial performance, our beliefs regarding the development of industry standards, our expectations and beliefs regarding revenue growth, our beliefs and expectations regarding the adequacy of our facilities, our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations, and our intentions and expectations regarding deferred tax assets. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. These risks and uncertainties include without limitation those identified in the section of this annual report on Form 10-KSB entitled "Factors That May Affect Future Results" below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-KSB.

     As used in this annual report on Form 10-KSB, unless the context otherwise requires, the terms "we," "us," "the Company," and "Xaibe" refer to Xaibe, Inc., a Nevada corporation, and its subsidiaries.

                                     PART I

ITEM 1.   BUSINESS

General

     We are engaged in the marketing of energy management and conservation solutions utilizing a patented refrigerant process (the "Process") designed to improve efficiency of heating, ventilation and air condition and refrigerant systems.

     The Process is marketed under the trade name PolarShield(TM). A one-time treatment with PolarShield(TM) safely and permanently electro-magnetically alters the heat transfer properties of metal surfaces, correcting the effects of "refrigerant oil migration" and significantly improving the efficiency of air conditioning and refrigerant systems. The efficiency gains provided by PolarShield(TM) offer potential energy savings and extended equipment life.

History and Development of the Company

     We were incorporated in the State of Nevada in July 1998. In May 1999, we issued 1,000,000 shares of common stock in exchange for a license to distribute and produce an oxygen enriched water product for fish farming, acquaculture, mariculture, the husbandry of poultry, and for remediating animal waste from dairies, feedlots of all kinds and for other similar uses. In May 1999, we completed a private placement, pursuant to Rule 504, pursuant to which 100,000 shares were issued for $20,000 in cash.

     From inception to August 2000, we were involved in development stage activities. In September 2000, we entered into discussions with management of PolarShield, Inc. with respect to the possible acquisition of PolarShield, Inc. On September 13, 2000, we declared a 4-for-1 stock split. On September 29, 2000, we entered into an Exchange Agreement with PolarShield, Inc. pursuant to which we agreed to acquire all of the stock of PolarShield, Inc. (the "Exchange"). On October 27, 2000, we completed the Exchange, acquiring 97.9% of the outstanding shares of PolarShield, Inc. in exchange for 5,559,705 shares of common stock. Simultaneous with the Exchange, we acquired the international marketing rights with respect to the Process from All American Foundation, Inc. in exchange for the issuance of 3,000,000 shares of common stock.

     In connection with the Exchange, we assumed all convertible preferred stock, options and warrants to purchase shares of PolarShield common stock outstanding immediately prior to the consummation of the Exchange. PolarShield had 1,629,550 shares of preferred stock outstanding which were convertible into Common Stock, or redeemable, at the election of the holder. During the year ended June 30, 2001, approximately 1,526,550 shares of PolarShield preferred stock were converted, resulting in the issuance of a like number of shares of common stock.

     Following the Exchange, management of PolarShield, Inc. assumed control of the Company and we adopted the business plan of PolarShield, Inc. and abandoned our prior operations.

     PolarShield, Inc. is the successor to the assets and operations of PolarShield LLC. PolarShield LLC acquired a license to manufacture and market the Process, which license was originally granted in 1995 from Charles B. Thompson, a co-holder of the patent relating to the Process, to Pio Antonio Sgarbi and assigned by Mr. Sgarbi as a capital contribution to PolarShield LLC. PolarShield, Inc. was formed in June 1999 to acquire from PolarShield LLC a sub-license to manufacture and market the Process in the United States. In March 2000, PolarShield, Inc. acquired all of the assets and operations of PolarShield LLC in exchange for the assumption of certain obligations to PolarShield LLC in the face amount of $1,500,000 which were satisfied by the issuance of 1,250,000 shares of common stock and 245,000 shares of preferred stock.

Company Overview

     With the completion of the Exchange, we have adopted the business model of PolarShield, Inc. PolarShield, Inc., based in Houston, Texas, is an energy savings company ("ESCO") which has acquired, and intends to acquire in the future, the marketing and/or manufacturing rights, and/or the assets of emerging industry related companies with innovative and potentially highly profitable technologies, or those companies with established market share and cash flow.

     Our strategy is to utilize our proprietary technology for the manufacture and worldwide distribution of the most technologically advanced heat transfer products designed to improve the performance and efficiency of heating, ventilation, air conditioning and refrigeration ("HVAC&R") systems. We seek to provide environmentally safe products that enhance the living standards of all customers and help conserve the earth's energy resources by improving the efficiency of every HVAC&R system.

     We offer end users a proven, environmentally safe and cost effective way to significantly reduce energy consumption and operation costs of HVAC&R equipment. During years of accumulating test data, end users have consistently reported energy savings of up to 25.0% with an average for systems three years old and older being a 15.0% savings. Additionally, users have enjoyed up to 90.0% reductions in unscheduled maintenance costs and extended equipment life.

Industry Overview

     Air conditioning as a means of controlling temperature and humidity in a closed environment has evolved from a novel concept in the 1800s to a necessity across residential, office and industrial settings. Modern air conditioning and refrigerant systems have become an essential tool to maintain comfort levels in homes and offices as well as a critical factor in maintaining optimal conditions in industrial and scientific settings. Additionally, air conditioning systems are installed in most new automobiles manufactured in the United States.

     While the total number of air conditioning units in service in the United States and world wide is difficult to estimate, according to a survey conducted on PolarShield's behalf, in 1993 in excess of 4.4 million new air conditioning, refrigeration and heat pump units were shipped in the United States, amounting to an installed capacity of approximately 154 trillion Btu, or 45 million kW. The installation and associated energy cost of operating air conditioning and refrigerant systems constitutes a substantial budget item for residential, industrial and governmental consumers. For instance, the federal government incurred approximately $3.5 billion in direct energy costs associated with the operation and maintenance of federal office buildings in 1989. A substantial portion of the energy costs incurred by the federal government in operating federal office buildings is believed to be directly attributable to the operation of air conditioning systems.

     With the deregulation of the utility industry in the United States, rising energy costs and growing concern for the conservation of natural resources and cost savings potential associated with energy conservation, various traditional utility companies and other companies have begun to actively market energy management and conservation services and products.

Market Opportunity - Refrigerant Oil Migration Energy Loss

     Air is "conditioned" and refrigeration occurs by removing or exchanging warm air for cooler air. This is accomplished through the use of a refrigerant, a fluid that is both compressible and expendable that moves from one location to another in the system. During the process of compressing and expanding this refrigerant, heat transfers through the heat exchanger coils, metal components of the system usually made of copper.

     The condensing unit, located outside, is responsible for compressing or "condensing" the refrigerant. A compressor motor in the condenser achieves this condensing. The compressor contains a lubricant, often called refrigerant oil, which is necessary to lubricate the compressor motor's moving parts. This oil is designed to stay in the compressor, but small amounts escape and move with the refrigerant through the rest of the system. This is one of the primary reasons why air conditioning and refrigerant systems lose their efficiency over time.

     The oil entrained in the refrigerant travels through the rest of the system where, unlike its intended purpose as a lubricant, it experiences the pressures of compression and expansion and loses its lubricity becoming tacky or stagnant. This stagnant oil eventually attaches to the metal surfaces of the system, in effect insulating them. The result is reduced heat transfer, which is the essence of air conditioning and refrigeration. The insulation of the metal surfaces by this stagnant oil in turn effectively reduces the efficiency of the system by requiring more run time of the system to achieve the same level of heat transfer, or cooling. More system run-time equates to higher energy costs, decreased equipment life and increased unscheduled maintenance cost. This stagnant refrigerant oil migration and insulation occurs in virtually all air conditioning and refrigeration equipment.

     The internal parts of an air conditioning unit, especially the condenser and evaporator, are designed to transfer heat. At the molecular level, metals exist as crystals, regularly shaped units arranged in an ordered recurring pattern called a space lattice or grain boundary. Oil migration and other chemicals form an insulated layer and hinder the heat transfer capabilities of the evaporator and condenser. Over time this stagnant oil film buildup causes increased maintenance costs and considerable reduction in efficiency.

PolarShield(TM) Solution

     When PolarShield(TM) is introduced into an HVAC&R system, highly conductive and electromagnetic molecules embed themselves into the space lattice of the metal thus filling the grain boundary and stabilizing the metal surface. This molecular polarization will displace the insulative layer of non-conductive material and replace it with highly conductive and polarized molecules. The polarized molecules will not allow refrigerant oil build up to reform. The result is a surface free of stagnant oil hindering the heat transfer rate through electromagnetic heat propagation. PolarShield(TM) reduces the laminar flow of the refrigerant. The increased efficiency and life time of the system result in energy, maintenance cost and unit replacement savings to the system owner.

     Benefits of PolarShield(TM) include:

 .         Energy savings up to 30.0%;
 .         Extended equipment life;
 .         Increased resistance to oxidation;
 .         Increased protection to compressor seals;
 .         Up to 1,500% increase in the oil's ability to lubricate;
 .         Increased volumetric efficiency;
 .         Reduced run-time;
 .         Quieter operation; and
 .         Increased systems efficiency.

     These benefits are applicable to air conditioning or refrigeration systems with the exception of absorption type systems.

Products and Services

     We plan to offer a comprehensive package of energy savings solutions. Our initial offering is PolarShield(TM), our patented polarized refrigerant oil additive which improves the heat transfer properties of metal surfaces, thus improving the efficiency, of air conditioning and refrigerant systems.

     PolarShield(TM) is installed by air conditioning professionals and is sold at MSRPs which vary based on the size and type of unit treated. A system is treated by adding PolarShield(TM) to the refrigerant oil in the compressor through the suction line. The active ingredient in PolarShield(TM) contains highly polarized molecules that remain in a liquid state as the product moves throughout the system. The activated polar molecules in PolarShield(TM) are carried in an oil base that readily mixes with the refrigerant oil. These polarized molecules have a strong affinity for metal and therefore, attach themselves to the metal throughout air conditioning and refrigerant systems, displacing the stagnant oil buildup and creating an electrostatic barrier that prevents the oil buildup from recurring, while simultaneously improving the heat transfer properties of the metal. These benefits are permanent and result from a one-time PolarShield(TM) treatment which lasts the life of the equipment.

     By displacing the oil buildup and accelerating the heat transfer capabilities of the metal components, PolarShield(TM) enables air conditioning and refrigeration systems to rapidly transfer heat and thereby achieve the desired levels of cooling in considerably less time. This accelerated heat transfer cuts the system run-time, resulting in reduced energy consumption, increased equipment life and lower maintenance costs. Another significant benefit is that the accelerated heat transfer also enables the evaporator to remove far more humidity at a faster rate. With the relative humidity reduced, the air-conditioned environment feels 4E to 5E cooler, allowing the thermostat to be raised, creating even more efficiency.

     We intend to initially sell PolarShield(TM) as a stand alone product offering to air conditioning professionals serving the residential, commercial and industrial air conditioning and refrigeration markets. We also intend to capitalize on opportunities arising from deregulation of the energy industry to bundle our product with comprehensive energy management programs of energy and utility companies. Utilizing the expertise which we expect to develop through the deployment of PolarShield(TM) in a broad array of settings, we intend to develop and offer a variety of energy management service offerings which may or may not include the sale of PolarShield(TM).

Customers

     PolarShield lends itself immediately to all types of air-conditioning (other than absorption units), cooling and refrigeration in every area of the world. Among the most obvious customers are businesses in areas where electrical costs are high, where demand charges are billed by the utility, areas with excessive humidity and entities that are aggressively looking for savings such as hospitals, grocery stores, department stores, malls, hotels, ice rinks, poultry and egg producers, and high-tech electronic plants with "clean rooms."

     During the year ended June 30, 2001, we had approximately 500 customers, consisting of residential, commercial and automotive.

Marketing and Distribution

     We plan to create public awareness of our products through trade shows and radio advertising. Radio ads run in the past generated hundreds of responses. We believe that the need for our products already exists on an unlimited basis. Educating the public that a solution exists for a problem they do not understand is solvable is critical to creating demand for our products. We plan to develop five separate markets using specific marketing and sales strategies. The five markets will consist of commercial, residential, automotive, utility companies, and state and federal facilities.

     We plan to facilitate commercial sales through a multi-pronged attack which includes a sales department staffed with personnel assigned to various niche markets such as frozen food warehouses, restaurant chains, supermarket and independent grocers. The commercial markets are those that are defined as businesses with larger size air conditioning or refrigeration equipment or those that utilize several air conditioning and refrigeration units. This market will be serviced by professional sales personnel with technical experience, preferably in that specific marketplace.

     We plan to establish a residential sales department that will focus on homeowners in high humidity/high temperature locations. These sales are expected to be performed by an in-house staff that is experienced with both in-coming and out-going phone calls. Radio and television advertising will be instrumental in providing residential sales.

     Automotive products are expected to be distributed through approximately 15,000 auto dealers. This effort, will be supervised by two current employees with extensive automotive marketing experience. Products are expected to be distributed through quick lube service centers.

     As part of the marketing strategy, video tapes and sales kits will be created for use by employees, distributors and wholesalers. Brochures will be designed and created for distribution to the general public. We will also continue to update our website, www.PolarShield.com, with the latest test reports and interlinks with companies that provide products or perform services related to energy savings in residential and commercial markets. Staff augmentation will occur to support and sustain sales department as well as the manufacturing requirements that will be necessary for prolonged growth under the new marketing plan.

Strategic Alliances

     Utility companies, co-operative electric companies and rural electric companies are prime customers for our products and services. We intend to form alliances with these companies providing direct marketing through customer statements, direct mail and customer service representatives. We will provide product installation. Because of the size and the bureaucracy of working with government facilities, we will employ outside assistance from individuals who have government sales experience.

Manufacturing

     Our manufacturing facilities are housed in a 3,348 square foot industrial office park located at 1014 Wirt Road in Houston, Texas. Our facilities house the manufacturing, bottling, and shipping departments as well as a research and development and service department.

     Our proprietary manufacturing equipment is capable of producing six barrels of PolarShield(TM) per day and can be readily modified to increase output to in excess of twenty barrels per day. The manufacturing process entails the processing of a proprietary combination of chemicals to separate the chemicals into a molecular structure, with inactive ingredients being separated and moisture removed resulting in an activated product in final form. Once processed, PolarShield(TM) is bottled utilizing common bottling equipment and prepared for shipping.

     Samples of each production run are randomly tested by our research and development lab to verify that the product meets our specifications.

     At June 30, 2001, our production capacity was six barrels of PolarShield(TM) per day in a single eight hour shift. All current production is formulated for the residential, office and industrial markets. At June 30, 2001, production of automotive refrigerant products was being out-sourced to a single packaging vendor.

Product Development

     Research and Development is an on-going priority. Our laboratory personnel not only test existing products, but are constantly developing new products for the home, commercial and automotive markets. Before the release of any new products, rigorous lab and field tests are performed to determine chemical structure and efficiency performance.

Deregulation

     The $215 billion electric power industry in the United States will be deregulated and electricity consumers for the first time will be allowed to choose their provider and negotiate rates. The primary challenge presented by deregulation to the electric industry is to find new and innovative products and services that will retain their existing customer base and lure new customers away from their current providers. Deregulation presents an immense opportunity for us to team with these energy and utility companies meeting these new challenges and/or as a "bundler" and reseller of electricity to our customers.

Patents, Copyrights, Trademarks and Other Proprietary Rights

     We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and we rely upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. Our right to utilize the PolarShield(TM) technology is licensed from Charles Thompson pursuant to a license expiring in 2007 and providing for royalty payments of $0.468 per ounce of PolarShield(TM) sold. We intends to evaluate possible application for new patents as needed to cover our current and future applications of the technology. We will undertake all steps necessary to preserve and protect the patents with respect to the PolarShield(TM) technology.

     We are not aware that our products, trademarks, or other proprietary rights infringe the property rights of third parties, nor are we aware of any infringements of our proprietary rights. However, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation. Additionally, the patent covering the Process is held by multiple parties, each of which has the right to license the Process.

Competition

     The market for energy management products and services is highly competitive and competition is expected to continue to increase. There are no substantial barriers to entry, and we expect that competition will continue to intensify. Although we believe that the diverse segments of the energy management market will provide opportunities for more than one supplier of products and services similar to ours, it is possible that a single supplier may dominate one or more market segments. While management believes that our technology offers a comprehensive, cost-effective and reliable energy management solution, many of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than do we. In addition, small providers of competing products and services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies.

     There can be no assurance that our competitors will not develop competing products and services that are superior to ours or that achieve greater market acceptance than our offerings. Although we have made improvements to the original Process, our license to utilize the Process is not exclusive, other competitors could license the Process and compete directly with us. Moreover, many of our anticipated distributors and partners may also have established relationships with certain of our competitors or potential competitors, and future distributors and partners may establish similar relationships. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

     We believe that the principal competitive factors in our market are price and potential cost savings. Competition among current and future suppliers of energy management solutions could result in significant price competition and reductions in revenues. Moreover, many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than do we. There can be no assurance that we will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by us will not have a material adverse effect on our business, results of operations and financial condition.

Employees

     At June 30, 2001, we had 30 employees and 20 commission based non-employee sales men. We intend to recruit and hire qualified additional personnel to carry-out administrative, marketing and product development activities as appropriate at such time as we have secured adequate funding to support our operations and the employment of such persons. We intend to evaluate and adopt certain standard employee benefits in order to attract and retain qualified personnel.

     None of our current employees are represented by labor unions or are subject to collective bargaining agreements. We believe that our relationship with our employees is excellent.

ITEM 2.   PROPERTIES

     We recently combined our executive, manufacturing, bottling, shipping, and research and development and service departments located in 3,348 square feet of office/warehouse space at 1004 Wirt Road, Houston, Texas. These facilities are leased from a third party pursuant to a lease expiring in November 2002 and providing for monthly lease payments of $1,707.

     Management believes that our facilities are adequate to meet our needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     On March 26, 2001, suit, styled E-Business Development, Inc., Strong
                                     ------------------------------------
Development, Inc., Reach International, Inc. and Strong Tower Investments, Inc.
-------------------------------------------------------------------------------
vs. Xaibe, Inc. and Jimmy Farmer, Cause No. 2001-16022 was brought against the
--------------------------------
Company in the 270/th/ District Court in Harris County, Texas. The Plaintiffs in the action alleged various wrongful acts and omissions on the part of management of the Company. The action sought injunctive relief to prohibit certain acts and to compel the Company to hold a shareholders meeting.

     In April 2001, the parties entered into a settlement agreement and a motion has been filed to dismiss the suit by E-Business Development, et. al. Under the terms of the settlement agreement, an additional director of the Company was appointed and Jimmy Farmer resigned as President and agreed to resign as a director upon satisfaction of certain requirements and the Company agreed to call a shareholders meeting. In addition, the plaintiff corporations provided funding in the amount of $225,000 to the Company to pay certain specified obligations of the Company.

     In May 2001, suit, styled Polarshield of Louisiana Residential LLC and
                               --------------------------------------------
Jerry Blake vs. Xaibe, Inc., Internet Services, Inc., Milton Moody and George D.
--------------------------------------------------------------------------------
Carameros, III, was filed in the 24/th/ District Court of Jefferson Parish,
--------------
Louisiana. The plaintiffs allege that Defendant Carameros provided misleading information which induced the plaintiffs to acquire from Carameros certain distribution rights relating to the Company's products and allege that the Company bears liability as the alleged source of the information provided by Carameros. The Company intends to vigorously defend the cause of action. Settlement discussions are ongoing.

     In May 2001, suit, styled Xaibe, Inc. v. Steven H. Fodrie, was filed in the
                               -------------------------------
334/th/ District Court of Harris County, Texas, seeking an injunction in favor of the Company and against Mr. Fodrie, a former consultant to the Company, requiring the return of 400,000 shares which the Company alleges were wrongfully issued to the defendant. A temporary restraining order was issued on June 1, 2001 prohibiting the sale, transfer or pledge of the shares in question pending a hearing relating to the grant of a permanent injunction. In June 2001, Mr. Fodrie filed a counterclaim and third party action against the Company, certain officers, shareholders and alleged control persons. Pursuant to that counterclaim, Mr. Fodrie alleged that the Company is in default under a Promissory Note to Mr. Fodrie in the amount of $327,000, which Note is allegedly secured by an Option Agreement under which Mr. Fodrie has an option to acquire an exclusive worldwide license to the Company's patented technology in exchange for a royalty in the amount of $1.47 per fluid ounce for sales of product for use in "stationary and mobile refrigerant treatment" and a royalty of five percent of gross sales for all other uses with the royalty to be credited 50% to the repayment of the Note in an amount up to $227,000 with the royalty decreasing to $1.00 per fluid ounce and 0% respectively after payment or credit of royalties in the amount of $1.5 million. The alleged option agreement expires upon the earlier of payment in full of the Note or one year from the date of grant, subject to the right of Fodrie to extend the option for an additional one year. Fodrie also alleges that certain shareholders of the Company are under common control, that certain of the shares held by those shareholders were obtained unlawfully and that those shareholders have failed to file required Schedule 13D reporting their ownership interest. Fodrie requests relief consisting of a declaratory judgment that the Note and Option Agreement are valid, that the Note is in default, that Fodrie is entitled to vote certain shares pursuant to a Voting Agreement, that the 400,000 shares with respect to which the Company obtained temporary restraining order are valid and seeking a temporary restraining order restraining the Company from holding a shareholder meeting, preventing the alleged controlling shareholders from selling or otherwise transferring shares of the Company's common stock and seeking actual and punitive damages. On June 19, 2001, the District Court entered an Order Extending and Modifying Temporary Restraining Order and Temporary Order wherein the Court restrained Fodrie from expending, assigning or transferring any stock and/or proceeds received by Fodrie in relation to the 400,000 shares and ordered that the Company not undertake to alter the management, control and/or stock ownership of the Company without a prior order of the Court and prohibited certain shareholders of the Company and others from transferring certain of their stock in the Company. On July 9, 2001, a hearing began on the Applications for Temporary Injunction of the Company and Fodrie. During the conduct of such evidentiary hearing, the parties announced in chambers a proposed settlement of all claims which included the agreement of the Company to purchase all of Fodrie's stock in the Company by execution of a Promissory Note in the amount of $2.95 million payable over thirteen (13) months, secured by assets of the Company, consisting principally of an option to acquire an exclusive worldwide license to utilize the Company's technology on terms substantially similar to those set forth in the alleged Option Agreement, and Fodrie's return of 400,000 shares to the Company, canceling the $327,000 Note and canceling the Option Agreement, with joint and mutual releases. Such settlement is contingent upon the execution of final agreements with joint and mutual releases of all parties. The Company believes the allegations of Mr. Fodrie are without merit and intends to vigorously contest the allegations as they relate to the Company if the settlement is not effectuated. To allow for the potential settlement, the Court extended the June 19, 2001 order as a Temporary Injunction pending a trial on the merits.

     Except as described above, no proceedings are pending to which the Company or any of its property is subject, nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock commenced trading on the OTC Bulletin Board under the symbol "XAIB".

     The following table presents the range of high and low closing bid prices for our common stock on the OTC Bulletin Board for each quarterly period since the commencement of trading November 15, 2000. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                              High      Low     Close
                                              ----      ---     -----

Fiscal 2001
          Quarter ended December 31, 2000     7.00      7.00     7.00
          Quarter ended March 31, 2001        7.00      7.00     7.00
          Quarter ended June 30, 2001         6.85      5.25     6.65

     As of September 17, 2001, the last sales price per share of our common stock as reported by the OTC Bulletin Board was $5.10. As of September 17, 2001, there were approximately 250 holders of record of our common stock.

     We have never declared or paid any cash dividend on our common stock and do not expect to declare or pay any such dividend in the foreseeable future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

     Xaibe, Inc. was formed in July 1998 to produce and distribute a licensed oxygen enriched water product for fish farming, aquaculture, mariculture, the husbandry of poultry and for remediating animal waste from dairies, feedlots of all kinds and for other similar uses.

     Through June 2000, our operations had been limited to efforts to implement our business plan. No revenues were ever generated from those operations.

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

     In connection with the Exchange all convertible preferred stock, options and warrants to purchase shares of PolarShield common stock outstanding immediately prior to the consummation of the Exchange were assumed by the Company. PolarShield had 1,629,550 shares of preferred stock outstanding which were convertible into common stock of the Company, or redeemable, at the election of the holder. During the year ended June 30, 2001, 1,526,550 shares of PolarShield preferred stock were converted into common stock of the Company, resulting in the issuance of 1,526,550 shares of common stock.

     PolarShield, a Nevada corporation formed in 1998, is engaged in the marketing of energy management and conservation solutions utilizing a patented refrigerant process (the "Process") designed to improve efficiency of heating, ventilation and air condition and refrigerant systems.

     Following the Exchange, management adopted the business plan of PolarShield.

     This discussion relates to, and the financial statements presented herewith reflect, the operations of PolarShield on a stand-alone basis for all periods prior to the date of the Exchange and reflect the consolidated results of Xaibe and PolarShield from the date of the Exchange forward. At June 30, 2001, Xaibe owned 100% of the common stock of PolarShield and 109,000 shares of preferred stock of PolarShield remained outstanding and convertible into common stock of Xaibe or redeemable, at the option of the holder. As a result of the ownership structure of PolarShield, the financial statements at June 30, 2001 reflect a
 .67% minority interest representing interests in PolarShield not owned by Xaibe. No minority interest was reflected at June 30, 2000.

Results of Operations

     Following is summary financial information reflecting the operations for the periods indicated.

                                                               Year Ended June 30,
                                            ------------------------------------------------------
                                                       2000                          2001
                                            ------------------------       -----------------------
Net sales                                                 $  264,160                   $ 1,375,492

Cost of sales                                                 26,357                       326,050
                                            ------------------------       -----------------------
Gross profit                                                 237,803                     1,049,442

Selling, general and administrative                        1,194,485                     3,339,033
                                            ------------------------       -----------------------
Operating loss                                               956,682                     2,289,591

Other income (loss), net                                      78,702                      (269,135)
                                            ------------------------       -----------------------
Loss before minority interest                                877,980                     2,558,726

Minority interest                                                  -
                                            ------------------------       -----------------------
Net income (loss)                                         $ (877,980)                  $(2,558,726)
                                            ========================       =======================

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

     Sales. The Company's sales totaled $1,375,492 for the year ended June 30, 2001, an increase of 520% as compared to sales of $264,160 for the year ended June 30, 2000. All sales for both periods were attributable to PolarShield. The increase in sales was attributable to (1) on-going marketing campaigns and increased market penetration of its proprietary products (resulting in an increase in product sales from $264,160 in fiscal 2000 to $1,375,492 in fiscal
2001) and (2) the sale of distribution rights in five foreign countries for $500,000.

     Cost of Sales. The Company's cost of sales totaled $326,050 for the year ended June 30, 2001, an increase of 1253% as compared to cost of sales of $26,357 for the year ended June 30, 2000.

     The principal components of cost of sales during fiscal 2001 were materials ($153,270) and labor ($172,780).

     As a percentage of sales, cost of sales decreased to 24% from 10%. The increase in cost of sales as a percentage of sales was attributable to increased labor force.

     Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") consists principally of (1) direct selling expense, including sales commissions, advertising, trade show and seminar expenses, and direct-field sales expense, (2) corporate overhead, including salaries and occupancy expense, (3) various consulting fees, and (4) amortization and depreciation expense.

     The following table reflects the principal components of SG&A and percentage of net sales represented by each component for the periods indicated:


                                     Total SG&A                            Percent of Total Net Sales
                        ---------------------------------------      ------------------------------------      Percent Change from
                                 Year Ended June 30,                          Year Ended June 30,              year ended June 30,
                        ---------------------------------------      ------------------------------------      2000 to year ended
                              2000                    2001              2000                    2001              June 30, 2001
                        ---------------      ------------------      ------------       -----------------       -----------------
Selling expense         $  320,500            $  517,718                     135%                   49%                   (86)%
Corporate overhead         415,985             2,113,402                     175%                  201%                    26 %
Consulting expense         343,096               401,716                     144%                   33%                  (111)%
Amortization and
 depreciation              114,904               306,187                      48%                   29%                   (19)%
                        ----------            ----------                     ----                   ---                   -----
Total                   $1,194,485            $3,339,033                     502%                  312%                  (190)%
                        ----------            ----------                     ----                  ----                  ------

     For the year ended June 30, 2001, SG&A increased 280%, to $3,339,033, or 312% of net sales, compared to $1,194,485, or 502% of net sales, for the year ended June 30, 2000.

     The increase in SG&A has been principally attributable to a combination of
(1) aggressive marketing efforts associated with the growth of revenue producing operations, including costs associated with sales commissions, attendance at trade conferences, advertising and other related expenses, (2) an increase in administrative support staff and corporate overhead to support anticipated growth in revenues, (3) an increase in professional fees arising from the Company's status as a publicly held company and law suits during fiscal 2001,
(4) increased fees paid to various consultants relating to expansion, and (5) increased amortization expense.

     Amortization expense related to the acquisition of licenses and agreements for selling rights. The intangible assets are being amortized over a 60 month period, representing licenses and agreements. We will incur amortization expense, with respect to licenses and agreements, in the amount of approximately $24,559 for each quarter through September, 2004.

     Income Taxes. The Company has a tax benefit of $1,122,291 as of June 30, 2001 as compared to $298,515 as of June 30, 2000. The tax benefit is attributable to net operating loss carryovers of PolarShield. The tax benefit has not been recorded on the financial statements due to the fact that there is some uncertainty in the Company's ability to generate a profit and use the tax benefit.

     Other Income (Expense), Net. Other income (expense), net, consists principally of interest income and expense and miscellaneous income. For the year ended June 30, 2001 other income (expense), net totaled $76,969 compared to $78,702 of other income (expense), net, for the year ended June 30, 2000. The increase in other income (expense), net, was attributable to a reduction of interest expense paid in 2001.

     Minority Interest. No minority interest was reported during the year ended June 30, 2000. Minority interest reflects the proportionate interest in the earnings (loss) of PolarShield not attributable to Xaibe.

Liquidity and Capital Resources

     At June 30, 2001, the Company had a deficit in cash of $48,975 and a working capital deficit of $1,014,249, compared to a deficit cash balance of $13,148 at June 30, 2000 and a working capital deficit of $108,833 at June 30, 2000. The reduction in cash and working capital was primarily attributable to the loss during the year ended June 30, 2001.

     Cash flows used in operations during the current period totaled $1,021,111. Cash flows used in operations were attributable, primarily, to the net loss for the period and the tax benefit relating thereto, which was partially offset by
(1) increases in accounts payable, related party payables and accrued expenses, and (2) amortization of licenses, patents and rights.

     Cash flows used in investing activities during the period totaled $170,875. Cash flows used in investing activities were attributable to acquisitions of property and equipment ($170,125) and other assets ($750).

     Cash flows provided by financing activities during the period totaled $1,156,175. Cash flows provided by financing activities were attributable to the sale of common and preferred stock by PolarShield for $555,199 and an increase in notes payable of $600,976 which amounts were partially offset by payments of debt in the amount of $12,832.

     At June 30, 2001, the Company had long-term debt totaling $676,569, consisting of notes payable of $648,229 and capital lease obligations totaling $28,340, less the current portion of notes payable of $50,000. The notes payable bear interest at rates ranging from 9.00% to 10.59% and are repayable in principle and interest installments over periods from 35 to 60 months ending in October 2004.

     During the year ended June 30, 2001, the Company's predecessor, PolarShield, received $724,795 of net proceeds from the sale of 426,000 shares of its common stock and 308,250 shares of its preferred stock. With the acquisition of PolarShield during the current period, and the subsequent conversion of preferred stock, the Company issued an aggregate of 1,526,550 shares of common stock.

     The Company's operations have been funded to date through a combination of sales of common stock and preferred stock by PolarShield and by loans from certain shareholders of PolarShield. The Company, at June 30, 2001, did not have adequate funding to support its operations for the following twelve months. In order to support those operations, the Company will either be required to secure additional capital or to secure additional funding from affiliates. Management estimates that the Company will require a minimum of $1,500,000 of additional funding to support operations through June 30, 2002. The Company presently has no commitments to provide such funding and there can be no assurance that such funding will be available on acceptable terms or at all.

     The Company's business continues in an early stage of operations. In order to achieve profitability, the Company will be required to substantially increase its revenues and control its operating costs. There can be no assurance that the Company can or will attain profitability.

     In March 2001, certain shareholders of the Company filed suit against the Company seeking certain injunctive relief and the call of a shareholders meeting. In April 2001, the parties settled and agreed to dismiss the suit. Under the terms of the settlement, an additional director and new President of the Company were appointed and the shareholders, in turn, provided funding to the Company in the amount of $225,000 to pay certain designated expenses of the Company.

Inflation

     Inflation has historically not had a material effect on our operations. When the price of products and services increases, we believe that we will be able to pass those higher prices on to the customer. Accordingly, we believe inflation will not have a material effect on our future operations.

Factors That May Affect Future Results

     You should consider the risks described below and the other information in this report carefully. The risks described below are not the only ones we face. Additional risks that we are aware of or that we currently believe are immaterial may become important factors that affect our business. If any of the following risks occur, or if others occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks.

We are an early stage business with a limited operating history and, as such, face uncertainty as to our ability to carry out our business plan and establish a viable market for our product.

     Our primary operating subsidiary, PolarShield, Inc., was incorporated in June 1999 and has a limited operating history upon which an evaluation of its performance and prospects can be made.

     Prospective investors in our stock should consider the risks, expenses and uncertainties that an early stage company like our faces. These risks include our ability to:

     . establish PolarShield(TM) as an effective energy efficiency solution in the HVAC&R industry;
     . increase awareness of the PolarShield(TM) brand and continue to build user loyalty;
     . fund the expansion of our marketing efforts into new geographic and user markets;
     .    develop and maintain strategic relationships;
     . attract and retain management and other personnel necessary to carry out our growth strategy;
     .    respond effectively to competitive pressures; and
     .    continue to develop and upgrade our technology.

     We cannot assure that we will be successful in carrying out our business plan or that we will be able effectively to compete and achieve market acceptance or otherwise address the risk factors disclosed herein.

We have generated limited operating revenues to date and have not operated profitably and may continue to operate at a loss.

     During the year ended June 30, 2001, we generated total operating revenues of $1,375,492, of which $55,000 were attributable to sale of distributorship rights, and reported a loss of $2,558,726. Our operating expenses have increased significantly and can be expected to continue to increase significantly in connection with expansion activities undertaken, and proposed to be undertaken in the future. In order to operate profitably, we will need to substantially increase our operating revenues. We may not be able to increase revenues sufficiently to operate profitably.

Significant unanticipated fluctuations in our quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in the price of our common stock.

     As a result of our extremely limited operating history, we do not have historical financial data for a significant number of periods on which to base planned operating expenses. Our revenues and operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. If our revenues, operating results or future projections are below the levels expected by securities analysts or investors, the price of our common stock is likely to decline.

     Factors that may cause quarterly fluctuations in our revenues and operating results include, but are not limited to:

     .    the level of acceptance of the PolarShield(TM) technology;
     .    the development and introduction of new products and services;
     . the amount and timing of capital expenditures and other costs relating to the expansion of our operations;
     .    the introduction of new products or services by our competitors;
     .    pricing changes in the industry;
     .    seasonal variations in operating results;
     . the mix of sales channels through which our products and services are sold;
     . technical difficulties with respect to the use of the Process or other products which we may develop;
     . general economic conditions and economic conditions specific to the energy industry.

     As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, results of operations and financial condition.

     Due to all of the foregoing factors, in some future quarters our operating results may fall below expectations of the investing community. In such event, the market price of our securities could be materially and adversely affected.

We will rely on third parties to perform critical elements of our business.

     Because we are in an early stage of development, we have not established all of the internal management, personnel and other resources necessary to carry on our business but rely on third parties to perform certain marketing, management, product manufacturing and distribution functions. In the event that those third parties fail to perform to the standards established by us or choose to discontinue services to us, our operations, revenues and operating results may be adversely affected and we may be required to retain other service providers or hire additional personnel to perform the functions of those third parties.

We will rely on various strategic distribution partners.

     We have entered into certain distribution agreements and expect to create both formal and informal relationships with distributors and vendors of energy management solutions and products in the future. We believe these arrangements will be important to the promotion and marketing of PolarShield(TM). Any such arrangements may be terminable on little or no notice and distributors may develop and market their own competing products or those of other competitors which may enter the market. The termination of distribution arrangements, the failure to establish new distribution relationships, the failure of distributors to effectively market our solutions, or the commencement of competitive undertakings by distribution partners could materially adversely impact our operations, including reducing our existing and future revenues and reducing profitability.

We will be required to continually enhance and invest in our technology and services to attract and retain customers.

     The energy management field is highly competitive and characterized by rapid changes in technology and service offerings. Development by others of new or improved products or technologies may make our products and technology obsolete or less competitive, resulting in a potential loss of customers and inability to attract new customers. To remain competitive, we must continue to enhance and improve our technology and service offerings, as well as other products which we may develop or acquire. There can be no assurance that we will be able to successfully enhance and improve our technology and services.

We operate in a highly competitive market and we could lose revenue and customers to our competitors.

     The market for energy management products and services is highly competitive and competition is expected to continue to increase. There are no substantial barriers to entry, and we expect that competition will continue to intensify. Although we believe that the diverse segments of the energy management market will provide opportunities for more than one supplier of products and services similar to ours, it is possible that a single supplier may dominate one or more market segments. While management believes that our technology offers a comprehensive, cost-effective and reliable energy management solution, many of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than do we. In addition, small providers of competing products and services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies.

     There can be no assurance that our competitors will not develop competing products and services that are superior to ours or that achieve greater market acceptance than our offerings. Although we have made improvements to the original Process, as our license to utilize the Process is not exclusive, other competitors could license the Process and compete directly with us. Moreover, many of our anticipated distributors and partners may also have established relationships with certain of our competitors or potential competitors, and future distributors and partners may establish similar relationships.

     We believe that the principal competitive factors in our market are price and potential cost savings. Competition among current and future suppliers of energy management solutions could result in significant price competition and reductions in revenues. Moreover, many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than do we. There can be no assurance that we will be able to compete successfully against current and future sources of competition or that the competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

If we are unable to manage our expected growth, our business may suffer and we may lose customers and revenues.

     Our anticipated growth is expected to place a significant strain on our managerial, operational and financial resources. To manage our potential growth, we must continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Our present management team joined the Company in April 2001, has no experience as a team, has no experience in the energy management field and may need to be supplemented with additional executives. There can be no assurance that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products. Any inability to manage growth, if any, effectively could result in a loss of customers and revenues, having a material adverse effect on our business, results of operations and financial condition.

If we lose the right to utilize the Process, if our intellectual property is not adequately protected or if the Process is licensed to competitors, our ability to carry out our business plan or our competitive position could be adversely impacted.

     We regard the Process and our trade secrets and similar intellectual property as critical to our success, and we rely upon patent law, trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We intend to pursue the registration of key trademarks in the United States and (based upon anticipated use) internationally. Effective trademark, copyright and trade secret protection may not be available in every country in which our products are distributed or made available. We expect that we may license in the future, elements of our distinctive trademarks, trade dress and similar proprietary rights to third parties. While we will attempt to ensure that the quality of our brand is maintained by such licensees, no assurances can be given that such licensees will not take actions that might materially and adversely affect the value of our proprietary rights or the reputation of our products, either of which could have a material adverse effect on our business. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us.

     From time to time we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us and our licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Steve Fodrie, a former consultant to and principal shareholder of the Company, has filed suit against us asserting, among other things, that he is entitled to an exclusive worldwide license to exploit our intellectual property pursuant to an option agreement allegedly securing a Promissory Note which is alleged to be in default. We are vigorously contesting Mr. Fodrie's claim. If Mr. Fodrie were to prevail, our ability to exploit our intellectual property would be limited for a period of time to receipt of royalty payments.

If we lose key personnel or cannot hire enough qualified personnel, our ability to manage our business, develop new products, and increase our revenues will suffer.

     We believe that the hiring and retaining of qualified individuals at all levels in our organization will be essential to our ability to sustain and manage growth successfully. Competition for highly qualified technical personnel is intense, and we may not be successful in attracting and retaining the necessary personnel, which may limit the rate at which we can develop products and generate sales. We will be particularly dependent on the efforts and abilities of our senior management personnel. The departure of any of our senior management members or other key personnel could harm our business.

Regulation of the energy markets and our products and services could impede implementation of our business plan.

     We believe that demand for our products and services is directly impacted by regulatory developments relating to the energy markets, particularly developments which impact the price and delivery of power. The energy market in the United States is currently undergoing a trend toward deregulation in which the power generation and marketing functions are separated from the transmission function to facilitate broad based competition. Adverse regulatory developments could reduce the demand for our products and services or increase our cost of doing business.

     Because of rising energy prices, particularly in the State of California, various consumer groups and government officials have proposed placing caps on the price of electricity or other measures designed to reduce the cost of power to consumers. Re-regulation of the power industry or implementation of price caps or other regulations on the power industry could reduce competition in the power generation market. Proposals to impose new regulations on the power industry creates legal uncertainty which could adversely impact demand for our products and services.

     We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. However, governmental regulators may, in the future, seek to impose regulations on refrigerant oil additive activities. There are currently few laws or regulations directly applicable to refrigerant oil additives. Due to increasing popularity, however, it is possible that a number of laws and regulations may be adopted with respect to refrigerant oil additives including pricing, characteristics and quality of products and services. The adoption of any additional laws or regulations may also decrease the demand for our products and services or could increase our cost of doing business. The adoption of any international laws may also reduce demand for our products or increase our cost of doing business. Any such new legislation or regulation or application or interpretation of existing laws, could have an adverse effect on our business, results of operations and financial condition.

Our stock price may be volatile, which could lead to losses by investors and securities litigation.

     Our stock began trading on the OTC Bulletin Board in November 2000.
Trading volume in our stock has been limited to date. Of the approximately 16.5 million shares we currently have outstanding, approximately 10.6 million shares are "restricted stock" which become eligible for resale under Rule 144 beginning in October 2001. As a result of the limited trading market in our securities and the large number of shares which will be eligible for resale beginning in October 2001, the trading price of our stock could be subject to wide fluctuations. Additionally, extreme volatility in the securities markets during 2000 and 2001 combined with developments relating to our business generally, operating results and developments in the markets in which we operate, including product developments of competitors, could contribute to increased volatility in the market for our stock. In recent years, stockholders have instituted securities class action litigation against many companies following periods of volatility in the market price of their securities. Such litigation, if instituted against us, could result in diversion of our management's attention and resources and substantial financial costs.

We may not be able to obtain sufficient funds to grow our business and meet our existing obligations.

     The growth of our business and satisfaction of existing obligations will require substantial additional funding. If we are unable to raise additional capital, our ability to fully implement our business plan, to grow our business, to satisfy our existing obligations and to operate profitably could be impeded. At June 30, 2001, we had a deficit in working capital and long term liabilities of $979,774. Additionally, pursuant to the terms of the Series A Preferred Stock of PolarShield, Inc. which we assumed, we may be required to redeem up to 109,000 shares of preferred stock which remains outstanding at a price of approximately $109,000. We intend to seek funding from external sources, including loans from shareholders and sales of securities to support our operations. We have no commitments or potential sources of additional financing.

ITEM 7.   FINANCIAL STATEMENTS

     The financial statements, together with the independent auditors' report thereon of Null Lairson, P.C., appears beginning on page 22 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In July 2001, our Board of Directors dismissed Janet Loss, CPA, P.C. as the Company's independent accountants and selected Null Lairson, P.C. as the Company's new independent accountants..

     Janet Loss, CPA, P.C.'s report on the financial statements for the years ended June 30, 1999 and 2000 did not contain an adverse opinion or disclaimer, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During our two most recent fiscal years and any subsequent interim period preceding the dismissal of Janet Loss, CPA, P.C., there were no disagreements with Janet Loss, CPA, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of Janet Loss, CPA, P.C., would have caused Janet Loss, CPA, P.C. to make reference to the subject matter of the disagreement(s) in connection with its report.

     During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of Janet Loss, CPA, P.C., there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

     Prior to the engagement of Null Lairson, P.C., we did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or any matter that was either the subject of a disagreement or a reportable event. We also did not consult with Null Lairson, P.C. regarding the type of audit opinion which might be rendered on our financial statements and no oral or written report was provided by Null Lairson, P.C.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

     Exhibit
     Number      Description of Exhibit
     ------      ----------------------

     2.1 Exchange Agreement, dated September 29, 2000, between Xaibe, Inc., PolarShield, Inc. and the shareholders of PolarShield, Inc.
           (2)
     3.1   Articles of Incorporation (1)
     3.2*  Bylaws, as amended
     10.1 Assignment and Bill of Sale, dated October 26, 2000, by and among Xaibe, Inc. and Energy Technology Group, Inc. (2)

____________
 *   Filed herewith.
(1) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB (Commission File No. 0-22678).
(2) Incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated September 13, 2000.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    XAIBE, INC.



                                    By: /s/ Lowell Nicholas
                                        ---------------------------------
                                        Lowell Nicholas
                                        Chief Executive Officer

Dated:  November 15, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                        Title                          Date
   ---------                        -----                          ----

/s/ Lowell Nicholas       Chief Executive Officer, Chairman   November 15,  2001
----------------------
Lowell Nicholas          of The Board and Director



/s/ Pio Antonio Sgarbi   President                           November 15,  2001
----------------------
Pio Antonio Sgarbi

                             FINANCIAL STATEMENTS

                                  XAIBE, INC.
                         (A Development Stage Company)

                                HOUSTON, TEXAS

                              For the year ended
                                 June 30, 2001

                                   CONTENTS

                                                                      Page
                                                                      ----
Independent Auditor's Report                                            3

Balance Sheet                                                           4

Statement of Income                                                     6

Statement of Changes in Stockholders' Equity                            7

Statement of Cash Flows                                                 8

Notes to Financial Statements                                           9

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
of Xaibe, Inc.
Houston, Texas.

We have audited the accompanying balance sheet of Xaibe, Inc. (a Nevada Corporation and a development stage company) as of June 30, 2001, and the related statements of income, stockholder's equity, and cash flows for the year ended June 30, 2001. These financial statements are the responsibility of Xaibe, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xaibe, Inc. as of June 30, 2001, and the results of its operations and its cash flows for the years ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has incurred substantial operating losses and cash flow shortages. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Houston, Texas
September 28, 2001

XAIBE, INC. (A Development Stage Company)
--------------------------------------------------------------------------------
BALANCE SHEET
--------------------------------------------------------------------------------
June 30, 2001





                                    ASSETS

CURRENT ASSETS
   Cash                                                    $
   Accounts receivable - net                                      45,014
   Related party receivable                                          323
   Accounts receivable - employee                                  4,650
   Inventory                                                       5,936
                                                            ------------

                            Total Current Assets                  55,923

PLANT, PROPERTY AND EQUIPMENT, at cost
   Equipment & machinery                                         292,931
   Furniture & fixtures                                          190,241
                                                            ------------
                                                                 483,172
   Less accumulated depreciation                                 162,996
                                                            ------------

                                                                 320,176
OTHER ASSETS
   Licenses & agreements-net                                     224,175
   Goodwill, patents & trademarks-net                             16,197
   Other                                                         100,497
                                                            ------------

                                                                 340,868
                                                            ------------

TOTAL ASSETS                                               $     716,967
                                                            ============


See accompanying notes and accountants' review report

                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                        $        527,601
     Bank overdraft                                                    48,975
     Notes payable                                                     19,300
     Accrued expenses                                                 190,105
     Related party payable                                            234,191
     Current portion long-term debt                                    50,000
                                                                 ------------

               Total Current Liabilities                            1,070,172


LONG-TERM LIABILITIES
     Notes payable                                                    648,229
     Capital lease obligations                                         28,340
     Less - current portion long-term debt                            (50,000)
                                                                 ------------

                                                                      626,569
STOCKHOLDERS' EQUITY
     Common Stock, $0.00025 par value per share;
          authorized 40,000,000 shares;
          issued 16,184,545 shares - note 10                           26,742
     Paid-in capital                                                2,294,340
     Deficit accumulated in the development stage                  (3,300,856)
                                                                 ------------

                                                                     (979,774)
                                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $        716,967
                                                                 ============

Xaibe, Inc. (A Development Stage Company)
--------------------------------------------------------------------------------
STATEMENT OF INCOME
--------------------------------------------------------------------------------
For the Year Ended June 30, 2001

                                                  Year Ended
                                                 June 30, 2001
                                                ---------------
SALES                                           $    1,375,492
COST OF GOODS SOLD
   Materials                                           153,270
   Labor                                               172,780
                                                --------------

        Gross Profit                                 1,049,442

SELLING, GENERAL AND ADMINISTRATIVE COSTS
   Selling expenses                                    517,718
   Consulting fees                                     401,716
   General & administrative                          2,113,402
   Amortization expense                                196,525
   Depreciation                                        109,672
                                                --------------
                                                     3,339,033
OTHER (INCOME)EXPENSE
   Miscellaneous Income                                (82,085)
   Interest Income                                        (547)
   Interest Expense                                      5,663

        Total costs and expenses                     3,262,064
                                                --------------

     LOSS BEFORE INCOME TAXES                       (2,212,622)

INCOME TAXES
   Deferred Tax Expense                               (346,104)
                                                --------------

     NET LOSS                                   $   (2,558,726)
                                                ==============

(LOSS) PER COMMON SHARE:
   Basic                                        $     (0.1928)
                                                =============
   Weighted Average Number of Common
     Shares Outstanding - Basic                    13,271,327
                                                =============


See accompanying notes and accountants' review report

XAIBE, INC. (A Development Stage Company)
--------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
For the Year Ended June 30, 2001
                                                           Year Ended
                                                          June 30, 2001
                                                          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                               $ (2,558,726)
   Adjustment to reconcile Net Income (loss) to net cash
   provided by (used in) Operating Activities:
     Depreciation                                              109,672
     Amortization                                              240,522
     Bad Debt Expense                                          123,220
     Deferred income tax benefit                               346,104
   Changes in components of working capital -
   (Increase) decrease in
     Accounts Receivable                                         2,702
     Loans & Advances                                          (87,165)
     Inventory                                                  15,512
   Increase (decrease) in
     Accounts Payable                                          482,832
     Accrued Expenses                                          181,126
     Related party payable                                     123,090
                                                            ----------

        Net Cash Used by Operating Activities               (1,021,111)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                       170,125
   Acquisition of other assets                                     750
                                                            ----------

        Net Cash used by Investing Activities                  170,875

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of Stock                                           555,199
   Increase in notes payable                                   613,808
   Principal payments on debt                                  (12,832)
                                                            ----------

        Net Cash provided by Financing Activities            1,156,175

        Increase (Decrease) in Cash                            (35,811)

Cash balance at beginning of period                            (13,164)
                                                            ----------
        Cash at End of the period                         $    (48,975)
                                                            ==========

See notes to financial statements

XAIBE, INC. (A DEVELOPMENT STAGE COMPANY)
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
June 30, 2001

1.       ORGANIZATION

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

         On October 27, 2000, the Company completed an exchange (the "Exchange") pursuant to which the Company issued 5,559,705 shares of common stock in exchange for 97.9% of the outstanding shares of common stock of Polarshield, Inc. ("Polarshield") As a result of the exchange, Polarshield became the surviving operating entity and the Company relocated its principal offices to the offices of Polarshield, located in Houston, Harris County, Texas. Because Polarshield's operations are the only operations of the Company, the financial position and results of operations reported in these financial statements are those of Polarshield.

         Polarshield was organized in June 1999, as a State of Nevada Corporation. The primary business of the Company is the manufacture and sale of polarized refrigerant oil additives and related lubricants and metal treatments.

XAIBE, INC. (A DEVELOPMENT STAGE COMPANY)
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
June 30, 2001

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A.     Revenue Recognition
               -------------------
               Xaibe utilizes the accrual method of accounting whereby revenue is recognized when earned and expenses are recognized when incurred. The Company sells its products direct to the customer, through distributors and through retail outlets. Direct sales to customers consist primarily of sales to commercial businesses. Sales to residential customers are minor. Revenue is recognized when the services are rendered, payments are due under the terms of the Distributorship Agreements or when the product has been ordered and set aside for the retail outlet customer.

         B.    Inventories
               -----------
               Inventories, consisting primarily of chemicals, mineral oil and transmission fluids, are stated at the lower of cost or market, as determined by the first-in, first-out (FIFO) method.

         C.    Plant, Property and Equipment
               -----------------------------
               Plant, property and equipment are carried at cost. Depreciation expense for the year ended June 30, 2001 was $ 109,672. Depreciation is calculated using the straight-line method over the estimated useful lives as shown below:

                            Equipment & Machinery            5 years
                            Furniture & Fixtures             5 years
                            Computer Hardware/Software       3 years

         D.    Other assets
               ------------
               Other assets consist of advances, licenses, patents, trademarks and goodwill. The licenses are amortized over the unexpired term of the license and the goodwill is amortized over fifteen years. Amortization expense for the nine months ended June 30, 2001, was $ 240,522.

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

XAIBE, INC. (A DEVELOPMENT STAGE COMPANY)
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
June 30, 2001



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued


         F.    Basis of Accounting
               -------------------
               The financial statements are prepared using the accrual basis of accounting

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

3.       INCOME TAXES

         There were no timing differences. Depreciation for tax purposes approximated depreciation for financial statement accounting purposes. As of June 30, 2001, the Company had net operating loss carryforwards of approximately $3.5 million for federal income tax purposes, which will begin to expire during fiscal year 2009. The benefit of the tax losses will only be obtained if:
         (i) The Company derives future assessable income of a nature and of an amount sufficient to enable the benefit from the deductions for the loss to be realized: and
         (ii) The Company continues to comply with the conditions for deductibility imposed by federal income tax laws and regulations.


4.       RECEIVABLES

         The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in collection of all receivables. The estimated losses are based on historical collection experience coupled with review of the current status of the then currently outstanding accounts receivable. The allowance for doubtful accounts estimated at June 30, 2001 was $ 123,220.

XAIBE, INC. (A DEVELOPMENT STAGE COMPANY)
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
June 30, 2001


5.       RELATED PARTY TRANSACTIONS

                                                          June 30, 2001
                                                          -------------
         Related party payables                            $  234,191
         Related party receivables                         $      323

         Related party receivables and payables are current obligations from/to the officers of the Company for advances made in the ordinary course of business. The Company has paid certain shareholders and past shareholders approximately $357,280 in consulting fees during the year.

6.       LEASE OBLIGATIONS

         Lease obligations of the Company are for office space, furniture and equipment. Capital lease obligations are amortized over the remaining term of lease (i.e. thirty four months.). Operating lease agreements vary from thirty two to sixty three months. . Minimum lease payments for the next five years are as follows:

                        Year                                 Amount
                        ----                                 ------
                        2001                                $ 65,748
                        2002                                  67,214
                        2003                                   4,977
                        2004                                   4,680
                                                            --------

                                                            $142,619
                                                            ========

7.       NON-CASH TRANSACTIONS

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

XAIBE, INC. (A DEVELOPMENT STAGE COMPANY)
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
June 30, 2001



7.       NON-CASH TRANSACTIONS, continued

         Only the financial position and results of operations of Polarshield have been presented in these financial statements. Xaibe, Inc., was incorporated under the laws of the State of Nevada in July 1998. Since its inception, Xaibe has conducted no business operations except for the acquisition of a license to distribute and produce an oxygen enriched water product for fish farming, aquaculture, mariculture, the husbandry of poultry, and for remediating animal waste from dairies, feedlots of all kinds, and for other similar uses. For the period from July 1998 (inception), through March 31, 2001, Xaibe had no income from operations, and accumulated losses aggregating $20,061.

8.       CONCENTRATIONS, AND CREDIT RISK

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

         Xaibe, Inc., is a Developing Stage Enterprise and is in the initial stages of Operation. The Company's raw material, chemicals and other goods essential to the production of their products are easily available and the Company does not expect any shortages in supply.

9.       CAPITAL STOCK

         Common Stock
         ------------
         The Company has authorized 40,000,000 shares of common stock ($0.00025 par value), of which 16,184,545 shares were issued and outstanding at June 30, 2001.

         Preferred Stock
         ---------------
         During the period ended June 30, 2001 1,635,550 shares of preferred stock was sold. Subsequent to the sale the preferred stock was converted to common stock.

         EPS-Earnings (Loss) Per Share
         -----------------------------

         Basic earnings of loss per share is calculated based upon the average common shares outstanding for the period.

XAIBE, INC. (A DEVELOPMENT STAGE COMPANY)
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
June 30, 2001




10.      LITIGATION AND CONTINGENCIES.

         The Company is currently a party to various disputes arising from their operations, which involve, or may involve, litigation. Management believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Xaibe, Inc.

11.      CONCENTRATION OF CREDIT RISK

         The primary financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and accounts receivable. The Company's cash balances are with a high quality financial institution and are covered by FDIC insurance limits. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. The maximum potential loss does not exceed the amounts already recognized in the balance sheet.


12.      SEGMENT AND GEOGRAPHIC INDORMATION

         Xabie, Inc. is a Developing Stage Enterprise and is in the initial stages of Operation. The Company's raw material, chemicals and other goods essential to the production of their products are easily available and the Company does not expect any shortages in supply.

         In 2001 and 2000 the Company targeted its sales efforts to retail chains, and commercial buildings and facilities. The Company will expand its sales efforts to include sales to national chains of restaurants and hotels, and government institutions in the future. The Company has distributors in the States of Texas, Louisiana and Hawaii. It also sells wholesale to Companies under "private label agreements".


13.      Management Plans on Continuing Operations

         PolarShield, Inc. has, since its inception, functioned as a manufacturer, retailer and wholesaler. This strategy required a large infrastructure which impacted profitability.

         PolarShield, Inc. began a new strategic initiative on September 15/th/ 2001, utilizing new management, new marketing and a significant reduction in overhead all of which will make the company profitable within sixty days.

XAIBE, INC. (A DEVELOPMENT STAGE COMPANY)
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
June 30, 2001


         PolarShield, Inc. has established a formal relationship with two major distributors who will purchase, pre-paid , large quantities of product. PolarShield will concentrate on support of these two major distributors as well as form alliances with energy companies and market to large commercial accounts.

         PolarShield, Inc. has recently introduced "shared savings' to the commercial market place. The "shared savings" program has been in the testing stage for two years and has been highly successful. It will now be offered on a wide scale and is expected to have a significant market acceptance since it offers building owners substantial energy savings without any out-of-pocket costs to the owner.

         Within the next forty five days, Polarshiedl, Inc. expects to raise $1.5 million through private investment and wholesale product sales. This sum of money will be more than adequate to elevate PolarShield, Inc. to becoming a very profitable company.