Form 10KSB/A
period 2001-06-30
XAIBE INC
filed 2001-11-19
CIK 1076235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A


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

ITEM 2.   PROPERTIES

     At June 30, 2001, the company has its executive offices located at 13100 N.W. Freeway, Suite 130 in Houston. This location consists of 6,292 square feet at a base rent of $6,816.33 per month. This lease expires September 14, 2002.

     Our manufacturing, bottling, shipping, and research and development and service departments located in 3,348 square feet of office/warehouse space at 1004 Wirt Road, Houston, Texas. Our manufacturing facilities are leased from a third party pursuant to a lease expiring in November 2002 and providing for monthly lease payments of $1,707.


     Management believes that our facilities are more than adequate to meet our needs for the foreseeable future.


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

     In May 2001, suit, styled Xaibe, Inc. v. Steven H. Fodrie, was filed in the
                               -------------------------------
334/th/ District Court of Harris County, Texas, seeking an injunction in favor of the Company and against Mr. Fodrie, a former consultant to the Company, requiring the return of 400,000 shares which the Company alleges were wrongfully issued to the defendant. A temporary restraining order was issued on June 1, 2001 prohibiting the sale, transfer or pledge of the shares in question pending a hearing relating to the grant of a permanent injunction. In June 2001, Mr. Fodrie filed a counterclaim and third party action against the Company, certain officers, shareholders and alleged control persons. Pursuant to that counterclaim, Mr. Fodrie alleged that the Company is in default under a Promissory Note to Mr. Fodrie in the amount of $327,000, which Note is allegedly secured by an Option Agreement under which Mr. Fodrie has an option to acquire an exclusive worldwide license to the Company's patented technology in exchange for a royalty in the amount of $1.47 per fluid ounce for sales of product for use in "stationary and mobile refrigerant treatment" and a royalty of five percent of gross sales for all other uses with the royalty to be credited 50% to the repayment of the Note in an amount up to $227,000 with the royalty decreasing to $1.00 per fluid ounce and 0% respectively after payment or credit of royalties in the amount of $1.5 million. The alleged option agreement expires upon the earlier of payment in full of the Note or one year from the date of grant, subject to the right of Fodrie to extend the option for an additional one year. Fodrie also alleges that certain shareholders of the Company are under common control, that certain of the shares held by those shareholders were obtained unlawfully and that those shareholders have failed to file required Schedule 13D reporting their ownership interest. Fodrie requests relief consisting of a declaratory judgment that the Note and Option Agreement are valid, that the Note is in default, that Fodrie is entitled to vote certain shares pursuant to a Voting Agreement, that the 400,000 shares with respect to which the Company obtained temporary restraining order are valid and seeking a temporary restraining order restraining the Company from holding a shareholder meeting, preventing the alleged controlling shareholders from selling or otherwise transferring shares of the Company's common stock and seeking actual and punitive damages. On June 19, 2001, the District Court entered an Order Extending and Modifying Temporary Restraining Order and Temporary Order wherein the Court restrained Fodrie from expending, assigning or transferring any stock and/or proceeds received by Fodrie in relation to the 400,000 shares and ordered that the Company not undertake to alter the management, control and/or stock ownership of the Company without a prior order of the Court and prohibited certain shareholders of the Company and others from transferring certain of their stock in the Company. On July 9, 2001, a hearing began on the Applications for Temporary Injunction of the Company and Fodrie. During the conduct of such evidentiary hearing, the parties announced in chambers a proposed settlement of all claims which included the agreement of the Company to purchase all of Fodrie's stock in the Company by execution of a Promissory Note in the amount of $2.95 million payable over thirteen (13) months, secured by assets of the Company, consisting principally of an option to acquire an exclusive worldwide license to utilize the Company's technology on terms substantially similar to those set forth in the alleged Option Agreement, and Fodrie's return of 400,000 shares to the Company, canceling the $327,000 Note and canceling the Option Agreement, with joint and mutual releases. Such settlement is contingent upon the execution of final agreements with joint and mutual releases of all parties and was not agreed. The Company believes the allegations of Mr. Fodrie are without merit and intends to vigorously contest the allegations as they relate to the Company if the settlement is not effectuated. To allow for the potential settlement, the Court extended the June 19, 2001 order as a Temporary Injunction pending a trial on February 14, 2002 to litigate the case on the merits.



     In May 2000 suit, styled Polarshield of Texas LLC vs. Dan Armstrong and John Armstrong, Cause No. 2000-22572, was filed brought in the 129th District Court of Harris County, Texas. The Company alleges that the defendants committed material breaches of contract as a result of non-payment of amounts owing under a distributorship agreement and violation of the confidentiality and non-disclosure obligations entered into pursuant to the distributorship agreement. The parties are attempting to negotiate a settlement of the claims.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     At June 30, 2001, the Directors and Executive Officers of the registrant are as follows:

Name                Age      Position     Period of Service
----                ---      --------     -----------------
Lawrence Clasby      34      CEO          Since April 2001
                             Director

Lowell Nicholas      59      COO          Since June 2001
                             Director

     There are no family relationships among any of the directors or officers of the Company.

     The following is a biographical summary of the business experience of the present executive officers of the Company.

     Mr. Clasby previously served as President of Clasby and Associates located in Monroe, Louisiana, and is a licensed NASD broker.

     Mr. Nicholas previously served as President of Clayco, Inc. and holds the Series 22, 7, 24, 27 & 63 NASD licenses.

ITEM 10.  EXECUTIVE COMPENSATION

     At June 30, 2001, Mr. Clasby and Mr. Nicholas each received $7,500 per month in compensation. Neither have an employment contract. Neither have received any stock, stock options or warrants in addition to their monthly compensation.

     The Company presently pays no compensation to its directors for service in such capacity. In the future, the Board of Directors may adopt certain compensation arrangements for non-employee directors, which arrangements may include reasonable cash fees and/or stock option grants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table is furnished as of June 30, 2001, to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information in the following table was provided by such persons.

    Name and Address                   Amount and Nature of        Percent of
   of Beneficial Owner              Beneficial Ownership (1)(2)     Class (2)
   -------------------              ---------------------------    -----------
5% Shareholders

All American Foundation, Inc.                 2,300,000               14.2%
Edificio World Trade Center, Piso 2
Apartado 0832-0588
Calle 53, Marbella, Panama
Republic of Panama

Steven Fodrie                                 2,050,000               12.7%
4214 Lakecrest Drive
Misouri City, Texas 77346

Jimmy Farmer, Jr.                             1,600,000                9.9%
18719 Rusty Anchor
Humble, Texas 77346

Pio Antonio Sgarbi                            1,550,000                9.6%
146 Sugarberry
Houston, Texas 77024

E-Business Development Inc.                   1,246,000                7.7%
Bella Vista
Calle 40
Republic of Panama

Executive Officers, Directors and Nominees

Lawrence Clasby (3)                               1,000                  *
Lowell Nicholas                                                          *

All executive officers and directors
as a group (2 persons)                                                   *
---------------
 *   Less than 1%.

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.

(2) Includes shares of Common Stock not outstanding, but which are subject to options and warrants exercisable within 60 days of the date of the information set forth in this table, which are deemed to be outstanding for the purpose of computing the shares held and percentage of outstanding Common Stock with respect to the holder of such options. Such shares are not, however, deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)  Includes 1,000 shares owned by Stacy Clasby, the wife of Lawrence Clasby.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the two years ended June 30, 2000, the Company's predecessor, PolarShield, Inc., conducted various transactions with officers and directors.

    From time to time, PolarShield loaned funds to, and received loans from officers and affiliated companies. Loans receivable at December 31, 1999 totaled $142,597. Loans payable at December 31, 1999 totaled $232,438 and consisted of outstanding obligations to officers of PolarShield, which obligations were assumed pursuant to a license agreement with PolarShield LLC.

    On June 30, 2000, there was $111,101 in related party payables which consisted of then current obligations to officers of the Company for advances they had made to the Company.

    During 2000, PolarShield purchased certain furniture and equipment from Steven Fodrie.

    PolarShield, Inc. acquired inventory from PolarShield LLC during the year ended December 31, 1999. The total amount of inventory acquired by PolarShield, Inc. from PolarShield LLC was $10,000.

    100,000 shares of common stock, at par, were issued to Tony Sgarbi, an officer of PolarShield, for assignment to the Company of trade secrets, technical know-how and intellectual rights to products developed and owned by him in his individual capacity.

    1,100,000 shares of common stock, at par, were issued to Jimmy Farmer, an officer of PolarShield, to compensate him for services rendered and other claims given up against the Company.

     1,050,000 shares of common stock, at par, were issued to Steven Fodrie to compensate him for services rendered and other claims given up against the Company.

    In June 1999, PolarShield acquired a sub-license from Polarshield, LLC, under a "License and Option Agreement" for $483,180, to be paid for partly by the issue of preferred stock (188,200 shares) for $188,200 and partly by assumption of certain liabilities including royalties payable by Polarshield, LLC.

    In October 1999, PolarShield entered into an tri-party agreement with Energy Technologies Group, LTD ("ETG, a related party") and PolarShield, LLC, pursuant to which ETG was granted the option to transfer all of the assets acquired from PolarShield, LLC, to PolarShield, Inc. for a consideration of $1,500,0000. ETG exercised its option under the agreement, acquiring all of the assets of PolarShield, LLC and transferring those assets to PolarShield, Inc. in April 2000. As a result, the Company started manufacture of its product in January 2000.

    The Company has no existing corporate policy which prohibits or governs the terms of any such transactions. Any such transactions in the future are, however, expected to be closely reviewed by the Audit Committee to determine the fairness of such transactions.

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

Dated:  November 19, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                        Title                          Date
   ---------                        -----                          ----

/s/ Lowell Nicholas       Chief Executive Officer, Chairman   November 19,  2001
----------------------
Lowell Nicholas          of The Board and Director



/s/ Pio Antonio Sgarbi   President                           November 19,  2001
----------------------
Pio Antonio Sgarbi

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