Form 10QSB
period 2001-09-30
XAIBE INC
filed 2001-11-20
CIK 1076235

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ending September 30, 2001

[_] TRANSACTION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ____________.

                        Commission file number 0-22678

                                  XAIBE, INC.
        --------------------------------------------------------------
       (Exact name of small business issuer as specific in its charter)

           Nevada                                            76-0594907
--------------------------------                         -------------------
(State of other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                           Identification No.)

                1014 Wirt Road, Suite 245, Houston, Texas 77055
              ---------------------------------------------------
                   (Address of principal executive offices)

                                (713) 688-0400
                           ------------------------
                          (Issuer's telephone number)


             (Former name, former address and former fiscal year,
                         if changed since last report)

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

  State the number of shares outstanding of the Issuer's class of common equity, as of the latest practicable date: common stock, $0.001 par value as of August 14: 16,338,545 shares

  Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                  XAIBE, INC.

                                  FORM 10-QSB

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Balance Sheets as of September 30, 2001............................      3

    Statements of Operations for the three months
    ended September 30, 2001 and 2000..................................      5

    Statements of Cash Flows for the three months ended
    September 30, 2001 and 2000........................................      6

    Notes to Financial Statements......................................      7

    Item 2.  Management's Discussion and Analysis or
    Plan of Operations.................................................      9

PART II  OTHER INFORMATION

    Item 1.    Legal Proceedings.......................................     11
    Item 2.    Changes in Securities and Use of Proceeds...............     12
    Item 5.    Other Information.......................................     12
    Item 6     Exhibits and Reports on Form 8-K........................     12

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                  XAIBE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET
                                  (unaudited)

                                                           September 30,
                                                                2001
                                                            ------------
ASSETS:

Current Assets:
    Cash                                                      $ 17,284
    Accounts receivable - net                                  123,186
    Related party receivable                                       323
    Accounts receivable - employee                               4,650
    Inventory                                                    5,691
                                                              --------
        Total Current Assets                                   151,134

Plant, Property and Equipment, at cost
    Equipment & machinery                                      168,731
    Furniture & fixtures                                       190,241
                                                              --------
                                                               358,972
    Less accumulated depreciation                              163,154
                                                              --------
                                                               195,818
Other Assets
    Licenses & agreements-net                                  206,723
    Goodwill, patents & trademarks-net                          17,680
    Deferred tax benefit
    Other                                                      100,497
                                                              --------
    Total Assets                                              $671,851
                                                              ========

   The accompanying notes are an integral part of these financial statements

                                  XAIBE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET
                                  (unaudited)
                                  (Continued)

                                                              September 30,
                                                                   2001
                                                               ------------
LIABILITIES AND STOCKHOLDER'S EQUITY CURRENT LIABILITIES:

Current Liabilities
    Accounts payable                                           $   694,084
    Notes Payable                                                   14,300
    Accrued expenses                                               278,671
    Related party payable                                          276,191
    Current portion long-term debt                                  75,000
                                                               -----------
        Total Current Liabilities                                1,338,246

Long-Term Liabilities
    Notes payable                                                  669,091
    Capital lease obligations                                       28,340
    Less - current portion long-term debt                          (75,000)
                                                               -----------
                                                                   622,431

Stockholders' Equity
    Common stock, $0.00025 par value per share;
        authorized 40,000,000 shares;
        issued 16,184,545 shares                                    26,142
    Paid-in capital                                              2,294,340
    Deficit accumulated in the development stage                (3,609,908)
                                                               -----------
                                                                (1,288,826)

    Total Liabilities and Stockholders' Equity                 $   671,851
                                                               ===========


   The accompanying notes are an integral part of these financial statements

                                  XAIBE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                     For the Three Months
                                                      Ended September 30,
                                                    2001                2000
                                                  --------            --------
Sales                                             $ 583,546
Cost of Goods Sold
         Materials                                    6,063
         Freight-in
         Labor                                       18,624
                                                  ---------
                  Gross Profit                      558,859
Selling, General and Administrative Costs
         Selling expenses                           245,601
         Consulting fees                             22,919
         General & administrative                   556,241              8,291
         Amortization expense                        18,369
         Depreciation                                19,359
                                                  ---------
                                                    862,489              8,291
Other (Income) Expense
         Miscellaneous Income                           (15)
         Interest Income                                (13)
         Interest Expense                               493
         Loss of Repossession of Assets               4,957
                                                  ---------         ----------
                  Total costs and expenses            5,422
                                                  ---------         ----------
                  Loss Before Income Taxes         (309,052)            (8,291)
                                                  ---------         ----------
Net Loss                                          $(309,052)        $   (8,291)
                                                  =========         ==========

(Loss) Per Common Share:
         Basic                                    $  (0.023)        $    (0.01)
                                                  =========         ==========
         Weighted Average Number of Common
                  Shares Outstanding - Basic     13,271,327          1,600,000
                                                 ==========         ==========


   The accompanying notes are an integral part of these financial statements

                                  XAIBE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                            For the Three Months
                                                             Ended September 30,
                                                              2001         2000
                                                            ---------    --------
Cash Flows From Operating Activities:
-------------------------------------
Net Loss                                                    $(309,052)      (8291)
Adjustment to reconcile Net Income (loss) to net cash
         provided by (used in) Operating Activities:
                  Depreciation                                 19,359
                  Amortization                                 18,369
                  Deferred income tax benefit
        Bad Debt Expense                                       10,000
        Loss on Repossession if Assets                          4,957
        Increase in License Rights                             (1,000)
        Increase in Deferred Offering sts                     (10,005)
 Changes in components of working capital -
         (Increase) decrease in
                  Accounts Receivable                         (78,172)
                  Loans & Advances
                  Inventory                                       245
         Increase( decrease) in
                  Accounts Payable                            166,483
                  Accrued Expense                              88,566
                  Related party payable                        42,000
                                                            ---------
Net Cash Used by Operating Activities                         (37,245)    (19,296)

Cash Flows From Investing Activities:
-------------------------------------
Acquisition of property and equipment                           7,770
Acquisition of other assets                                     1,483
                                                            ---------
Net Cash Used by Investing Activities                           9,253

Cash Flows From Financing Activities:
-------------------------------------
Issuance of Stock                                                          21,500
Increase in notes payable                                     116,857
Principal payments on debt                                     (5,000)          -
                                                            ---------    --------
Net Cash Provided by Financing Activities                     111,857      21,500

Increase (Decrease) in Cash                                    65,359       2,204
Cash balance at beginning of period                           (48,075)
                                                            ---------
Cash at End of the period                                   $  17,284    $  2,204
                                                            =========    ========

   The accompanying notes are an integral part of these financial statements

                                  XAIBE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2001

1.  Interim Presentation

    The Balance Sheet of Xaibe, Inc., hereafter referred to as "Xaibe" or "the Company", at September 30, 2001, and the Statements of Income and Cash Flows for the periods indicated herein have been prepared by the Company without audit.

    In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company and all such adjustments are of a normal recurring nature. The interim statements for the period ended September 30, 2001 are not necessarily indicative of results to be expected for the full year.

2.  Capital Stock

    During the quarter ended September 30, 2001, 10,000 shares of common stock were issued in connection with the conversion of a like number of shares of convertible preferred stock of the Company's subsidiary, PolarShield, Inc. bringing the accumulative number of shares converted to 1,526,550.

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

    In April 2001, the parties entered into a settlement agreement and the suit by E-Business Development, et. al. and a motion to dismiss has been filed. Under the terms of the settlement agreement, the plaintiffs appointed a new director of the Company and a new President. Jimmy Farmer resigned as President and will resign as a director and the Company agreed to call a shareholders meeting. In addition, the plaintiff corporations provided funding in the amount of $225,000 to the Company to pay certain specified obligations of the Company.

    In May 2000, suit, styled Polarshield of Texas LLC vs. Dan Armstrong and John Armstrong, Cause No. 2000-22572, was filed and brought in the 129th District Court of Harris County, Texas. The Company alleges that the defendants committed material breaches of contract as a result of non-payment of amounts owing under a distributorship agreement and violation of the confidentiality and non-disclosure obligations entered into pursuant to the distributorship agreement. Settlement discussions are ongoing.

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

    In May 2001, suit, styled Xaibe, Inc. v. Steven H. Fodrie, was filed in the 334th District Court of Harris County, Texas, seeking an injunction in favor of the Company and against Mr. Fodrie, a former consultant to the Company, requiring the return of 400,000 shares which the Company alleges were wrongfully issued to the defendant. A temporary restraining order was issued on June 1, 2001 prohibiting the sale, transfer or pledge of the shares in question pending a hearing relating to the grant of a permanent injunction. In June 2001, Mr. Fodrie filed a counterclaim and third party action against the Company, certain officers, shareholders and alleged control persons. Pursuant to that counterclaim, Mr. Fodrie alleged that the Company is in default under a Promissory Note to Mr. Fodrie in the amount of $327,000, which Note is allegedly secured by an Option Agreement under which Mr. Fodrie has an option to acquire an exclusive worldwide license to the Company's patented technology in exchange for a royalty in the amount of $1.47 per fluid ounce for sales of product for use in "stationary and mobile refrigerant treatment" and a royalty of five percent of gross sales for all other uses with the royalty to be credited 50% to the repayment of the Note in an amount up to $227,000 with the royalty decreasing to $1.00 per fluid ounce and 0% respectively after payment or credit of royalties in the amount of $1.5 million. The alleged option agreement expires upon the earlier of payment in full of the Note or one year from the date of grant, subject to the right of Fodrie to extend the option for an additional one year. Fodrie also alleges that certain shareholders of the Company are under common control, that certain of the shares held by those shareholders were obtained unlawfully and that those shareholders have failed to file required Schedule 13D reporting their ownership interest. Fodrie requests relief consisting of a declaratory judgment that the Note and Option Agreement are valid, that the Note is in default, that Fodrie is entitled to vote certain shares pursuant to a Voting Agreement, that the 400,000 shares with respect to which the Company obtained temporary restraining order are valid and seeking a temporary restraining order restraining the Company from holding a shareholder meeting, preventing the alleged controlling shareholders from selling or otherwise transferring shares of the Company's common stock and seeking actual and punitive damages. On June 19, 2001, the District Court entered an Order Extending and Modifying Temporary Restraining Order and Temporary Order wherein the Court restrained Fodrie from expending, assigning or transferring any stock and/or proceeds received by Fodrie in relation to the 400,000 shares and ordered that the Company not undertake to alter the management, control and/or stock ownership of the Company without a prior order of the Court and prohibited certain shareholders of the Company and others from transferring certain of their stock in the Company. On July 9, 2001, a hearing began on the Applications for Temporary Injunction of the Company and Fodrie. During the conduct of such evidentiary hearing, the parties announced in chambers a proposed settlement of all claims which included the agreement of the Company to purchase all of Fodrie's stock in the Company by execution of a Promissory Note in the amount of $2.95 million payable over thirteen (13) months, secured by assets of the Company, consisting principally of an option to acquire an exclusive worldwide license to utilize the Company's technology on terms substantially similar to those set forth in the alleged Option Agreement, and Fodrie's return of 400,000 shares to the Company, canceling the $327,000 Note and canceling the Option Agreement, with joint and mutual releases. Such settlement is contingent upon the execution of final agreements with joint and mutual releases of all parties which have not occurred. The Company believes the allegations of Mr. Fodrie are without merit and intends to vigorously contest the allegations as they relate to the Company if the settlement is not effectuated. To allow for the potential settlement, the Court extended the June 19, 2001 order as a Temporary Injunction pending a trial on the merits. The trial date has been set for February, 2002.

4.  Distributorship Sales

    Revenues for the nine months ended September 30, 2001 include $500,000 from the sale of rights to distribute the Company's products in Panama, Costa Rica, El Salvador, Nicaragua and Taiwan. Under the terms of the distributorships, the Company is entitled to 50% of the net income attributable to the sale of product in those markets.

5.  Subsequent Events

    In May 2001, pursuant to the settlement of the E-Business litigation (see
    Note 3), the Company's President, Jimmy Farmer, resigned and a new president and director, Lawrence Clasby, was appointed.

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

In connection with the Exchange all convertible preferred stock, options and warrants to purchase shares of PolarShield common stock outstanding immediately prior to the consummation of the Exchange were assumed by the Company. PolarShield had 1,629,550 shares of preferred stock outstanding which were convertible into common stock of the Company, or redeemable, at the election of the holder. During the quarter ended September 30, 2001, 10,000 shares of PolarShield preferred stock were converted into common stock of the Company, resulting in the issuance of 10,000 shares of common stock bringing the accumulative number of shares converted to 1,526,550.

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

Results of Operations

    Sales. The Company's sales totaled $583,546 for the three months ended September 30, 2001, an incalculable increase as compared to sales of $0 for the three months ended September 30, 2000. All sales for both periods were attributable to PolarShield. The increase in sales was attributable to on-going marketing campaigns, increased market penetration of its proprietary products and the sale of distribution rights in five foreign countries for $170,000.

    Cost of Sales. The Company's cost of sales totaled $24,687 for the three months ended September 30, 2001, an incalculable increase as compared to cost of sales of $0 for the nine months ended September 30, 2000.

    Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") totaled $862,489 for the three months ended September 30, 2001, an increase of 10,403% as compared to SG&A of $8,291 for the three months ended September 30, 2000. The increase in SG&A was primarily attributable to (1) an increase in general and administrative expense of $556,241 resulting from hiring new personnel and overall growth of the Company,
(2) an increase of $22,919 in consulting fees incurred during the current period attributable to various professional management consulting agreements, and (3) an increase in amortization expense of $18,369 attributable to amortization of the purchase of international marketing rights for its proprietary products.

    Income Taxes. No tax benefit was reported for the three months ended September 30, 2001 and 2000 due to the fact that it is uncertain that the Company will be able to generate a profit and use the loss as a benefit.

Liquidity and Capital Resources

    At September 30, 2001, the Company had cash of $17,284 and a working capital deficit of $1,187,112.

    Cash flows used in operations during the current period totaled $37,245. Cash flows used in investing activities during the period totaled $9,253. Cash flows used in investing activities were attributable to acquisitions of property and equipment ($7,770) and other assets ($1,483).

    Cash flows provided by financing activities during the period totaled $111,857. Cash flows provided by financing activities were attributable to an increase in notes payable of $116,857 which amounts were partially offset by payments of debt in the amount of $5,000.

    At September 30, 2001, the Company had long-term debt totaling $697,431 consisting of notes payable of $669,091 and capital lease obligations totaling $28,340, less the current portion of notes payable of $75,000. The notes payable bear interest at rates ranging from 7.5% to 10.5% and are repayable in principle and interest installments over periods from 12 to 60 months ending in October 2004.

    The Company, at September 30, 2001, did not have adequate funding to support its operations for the following twelve months. In order to support those operations, the Company will either be required to substantially increase revenue, secure additional capital or secure additional funding from affiliates. Management estimates that the Company will require a minimum of $250,000 of additional funding to support operations through the end of 2001. The Company presently has no commitments to provide such funding and there can be no assurance that such funding will be available on acceptable terms or at all.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    In the quarter ended September 30, 2001, the Company issued a total of 10,000 shares of common stock to the holders of convertible preferred stock of PolarShield, Inc. bringing the accumulative number of shares converted to 1,526,550. The shares were issued, without general solicitation or advertising, to accredited investors, pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. The certificates evidencing the shares bear a legend restricting transfer in accordance with Rule 144. No commissions were paid in connection with the issuance.

ITEM 5. OTHER INFORMATION

    On September 12, 2001, Lawrence Clasby resigned as Chief Executive Officer of XAIBE, Inc. and from the Board of Directors of XAIBE, Inc. Mr. Clasby no longer serves in any capacity with the Company. Subsequently, on September 12, 2001, Lowell Nicholas was elected as Chairman of the XAIBE, Inc. Board of Directors and was appointed as Chief Executive Officer. Mr. Tony Sgargi was appointed as President.

     In order to reduce overhead, consolidate operations and increase efficiency, Management relinquished its space at 13100 N.W. Freeway, Suite 130 in Houston on October 6, 2001, and moved to the 1014 Wirt Road facility. This move allows the Company to combine management, manufacturing, bottling, shipping, and research and development and service department at the same location. The Wirt Road location consists of 3,348 square feet of office/warehouse space at a monthly lease cost of $1707 with the lease expiring in November 2002. The Wirt Road location is more than adequate for all of the foreseeable needs of the Company.

The 13100 N.W. Freeway location consisted of 6,292 square feet at a base rent of $6816.33 per month. This lease expires September 14, 2002. The Company is assisting in subleasing the space so that the lease could be assumed by a third party which could possibly decrease the financial liability of the Company regarding the remaining ten months of the lease.

The Company has substantially reduced its employee base in order to reduce overhead, better achieve efficiency and profitability.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        None.

    (b) Reports on Form 8-K

        8-K    July 3, 2001  Change in registrant's certifying accountant
        8-K/A September 10, 2001 letter from registrant's certifying accountant 8-K/A September 14, 2001 Financial statements and exhibits
        8-K/A  September 14, 2001 Financial statements and exhibits

                                   SIGNATURE

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      XAIBE, INC.



Dated: November 19, 2001              By: /s/ Lowell Nicholas
                                        --------------------------------------
                                        Lowell Nicholas
                                        Chief Executive Officer and Principal
                                        Financial Officer