Form 10KSB/A
period 2001-06-30
XAIBE INC
filed 2001-11-21
CIK 1076235

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
                                Amendment No. 2

(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                    For the Fiscal Year Ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________.

                         Commission File Number 0-22678

                                  XAIBE, INC.
              ---------------------------------------------------
                (Name of Small Business Issuer in its charter)

            Nevada                                    76-0594907
--------------------------------                 --------------------
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

                1014 Wirt Road, Suite 245, Houston, Texas 77055
               (Address of principal executive offices)(Zip code)

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

                        Common Stock, $0.001 par value
                      ----------------------------------
                               (Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----    -------

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenues for the fiscal year ended June 30, 2001 were $1,375,492.

     The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of September 17, 2001 was 16,338,545. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 17, 2001, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $83,326,580.

     Transition Small Business Disclosure Format:  Yes       No    X
                                                       ------   -------

     This Amendment No. 2 to Form 10-KSB of Xaibe, Inc. for the fiscal year ended June 30, 2001 is filed to correct the signature page of the report. The original report and Amendment No. 1 to the report inadvertently indicated that Pio Antonio Sgarbi signed the report in his capacity as President of the company. Mr. Sgarbi's did not sign the report and, by this amendment, reference to his having signed the report is deleted.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    XAIBE, INC.



                                    BY:   /S/ LOWELL NICHOLAS
                                       -----------------------------------
                                      LOWELL NICHOLAS
                                      CHIEF EXECUTIVE OFFICER

Dated:  November 21, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                         Title                           Date
 ---------                         -----                           ----


/s/ Lowell Nicholas        Chief Executive Officer and      November 21, 2001
-------------------------  Director (Principal Executive
Lowell Nicholas            Officer, Principal Accounting
                           and Financial Officer)