Form 10QSB
period 2001-12-31
XAIBE INC
filed 2002-03-22
CIK 1076235

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ending December 31, 2001

[ ] TRANSACTION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                         Commission file number 0-22678

                                   XAIBE, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specific in its charter)

            Nevada                                              76-0594907
 ----------------------------------                    -------------------------
 (State of other jurisdiction of                         (I.R.S. Employer
  Incorporation or organization)                          Identification No.)

                 1014 Wirt Road, Suite 245, Houston, Texas 77055
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 688-0400
                            -------------------------
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of the Issuer's class of common equity, as of the latest practicable date: common stock, $0.001 par value as of December 31, 2001: 16,388,545 shares

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   XAIBE, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                       Page No.
PART I.     FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Balance Sheet as of December 31, 2001................................3

         Statements of Operations for the Six months
         ended December 31, 2001 and 2000.....................................5

         Statements of Cash Flows for the Six months ended
         December 31, 2001 and 2000...........................................6

         Notes to Financial Statements........................................7

         Item 2.  Management's Discussion and Analysis or
         Plan of Operations..................................................11

PART II  OTHER INFORMATION

         Item 1. Legal Proceedings...........................................14
         Item 6  Exhibits and Reports on Form 8-K............................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                   (unaudited)

                                                            December 31,
                                                               2001
ASSETS:

Current Assets:
         Cash                                                 $ 11,548
         Accounts receivable - net                             203,623
         Related party receivable                               86,798
         Accounts receivable - employee                          4,650
         Inventory                                               5,691
                                                            ----------
                  Total Current Assets                         312,310

Plant, Property and Equipment, at cost
         Equipment & machinery                                 189,784
         Furniture & fixtures                                  195,454
                                                              --------
                                                               385,238
         Less accumulated depreciation                         162,996
                                                              --------
                                                               222,242
Other Assets
         Licenses & agreements-net                             206,723
         Goodwill, patents & trademarks-net                     17,680
         Other                                                  14,022
                                                             ---------
                                                               238,425
          Total Assets                                       $ 772,977
                                                             =========







    The accompanying notes are an integral part of these financial statements

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                   (Continued)

                                                                   December 31,
                                                                      2001
                                                                   (unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY CURRENT LIABILITIES:

Current Liabilities
         Accounts payable                                         $ 670,518
         Notes Payable                                               18,715
         Accrued expenses                                           325,750
         Related party payable                                      234,191
         Current portion long-term debt                             150,000
                                                                  ---------
                  Total Current Liabilities                       1,399,174

Long-Term Liabilities
         Notes payable                                              726,119
         Capital lease obligations                                   28,340
         Less - current portion long-term debt                     (150,000)
                                                                  ---------
                                                                    604,459

Stockholders' Equity
         Common stock, $0.00025 par value per share;
                  authorized 40,000,000 shares;
                  issued 16,338,545 shares                           26,142
         Paid-in capital                                          2,294,340
         Deficit accumulated in the development stage            (3,551,138)
                                                                 ----------
                                                                 (1,230,656)

         Total Liabilities and Stockholders' Equity               $ 772,977
                                                                  =========





    The accompanying notes are an integral part of these financial statements

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                         For the Six Months
                                                                          Ended December 31,
                                                                      --------------------------
                                                                        2000              2001
                                                                      ----------       --------


Sales                                                                $ 388,562        $ 583,546
Cost of Goods Sold
         Materials                                                      53,363            6,063
         Freight-in                                                         81                -
         Labor                                                          10,094           18,624
                                                                     ----------       ----------
                  Gross Profit                                         325,025          558,859

Selling, General and Administrative Costs
         Selling expenses  279,882                                     245,601
         Consulting fees   311,924                                      22,919
         General & administrative                                      920,923          662,709
         Amortization expense                                          227,607           18,369
         Depreciation                                                   40,830           19,359
                                                                    ----------       ----------
                                                                     1,781,165          968,957
Other (Income) Expense
         Miscellaneous Income                                          (10,245)         (16,200)
         Interest Income   (526)                                           (13)
         Interest Expense  4,072                                           493
         Gain on Sale of Assets - Net of Repossession Loss                   -           (5,838)
                                                                   -----------       ----------
                  Total costs and expenses                           1,774,465          953,237
                                                                   -----------       ----------

                  Loss Before Income Taxes                          (1,449,440)        (394,378)

Income Taxes                                                                 -                -
                                                                   -----------       ----------

Net Loss                                                          $ (1,449,440)       $(394,378)
                                                                   ===========       ==========

(Loss) Per Common Share:
         Basic                                                         $ (0.26)         $ (0.02)
                                                                   ===========       ==========
         Weighted Average Number of Common
                  Shares Outstanding - Basic                         5,626,689       16,388,545
                                                                   ===========       ==========


    The accompanying notes are an integral part of these financial statements

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  For the Six Months
                                                                 Ended December 31,
                                                            ---------------------------
                                                               2000               2001
                                                            ----------         ---------

Cash Flows From Operating Activities:
------------------------------------
Net Loss                                              $ (1,449,440)           $ (394,378)
Adjustment to reconcile Net Income (loss) to net cash
         provided by (used in) Operating Activities:
                  Depreciation                              40,830                19,359
                  Amortization                             227,607                18,369
                  Allowance for doubtful accounts              -                  10,000
                  Loss on repossession of assets               -                   4,957
                  Increase in license rights                   -                  (1,000)
         Changes in components of working capital -
         (Increase) decrease in
                  Accounts Receivable                      (21,801)             (158,609)
                  Other Loans and Receivables              (42,277)                 (196)
                  Inventory                                 11,448                   245
         Increase (decrease) in
                  Accounts Payable                         277,957               142,917
                  Accrued Expenses                          50,448               135,645
                  Related party payable                    344,695                     -
                                                         ---------         -------------
         Net Cash Used by Operating Activities            (560,533)             (222,691)

Cash Flows From Investing Activities:
------------------------------------
(Acquisition) sale of property and equipment               (18,173)               97,934
(Acquisition) sale of other assets                         (83,410)               86,475
                                                        ----------             ---------
Net Cash used by Investing Activities                     (101,583)              184,409

Cash Flows From Financing Activities:
------------------------------------
Issuance of Stock                                          724,795                     -
Capital Contribution                                             -                21,500
Increase in notes payable                                   25,000                82,305
Principal payments on debt                                 (42,656)               (5,000)
                                                         ----------           ----------
Net Cash provided by Financing Activities                  707,139                98,805

Increase (Decrease) in Cash                                 45,023                60,523
Cash balance at beginning of period                        (13,148)              (48,975)
                                                        ----------            ----------
Cash at End of the period                               $   31,875            $   11,548
                                                        ==========            ==========


    The accompanying notes are an integral part of these financial statements

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1.       Interim Presentation

         The Balance Sheet of Xaibe, Inc., hereafter referred to as "Xaibe" or "the Company", at December 31, 2001, and the Statements of Income and Cash Flows for the periods indicated herein have been prepared by the Company without audit.

         In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company and all such adjustments are of a normal recurring nature. The interim statements for the period ended December 31, 2001 are not necessarily indicative of results to be expected for the full year.

2.       Capital Stock

         During the six months ended December 31, 2001, 10,000 shares of common stock were issued in connection with the conversion of a like number of shares of convertible preferred stock of the Company's subsidiary, PolarShield, Inc. bringing the accumulative number of shares converted to 1,526,550.

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

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Continued)

3.       Litigation and Contingencies (Continued)

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

         In May 2001, suit, styled Xaibe, Inc. v. Steven H. Fodrie, was filed in the 334th District Court of Harris County, Texas, seeking an injunction in favor of the Company and against Mr. Fodrie, a former consultant to the Company, requiring the return of 400,000 shares which the Company alleges were wrongfully issued to the defendant. A temporary restraining order was issued on June 1, 2001 prohibiting the sale, transfer or pledge of the shares in question pending a hearing relating to the grant of a permanent injunction. In June 2001, Mr. Fodrie filed a counterclaim and third party action against the Company, certain officers, shareholders and alleged control persons. Pursuant to that counterclaim, Mr. Fodrie alleged that the Company is in default under a Promissory Note to Mr. Fodrie in the amount of $327,000, which Note is allegedly secured by an Option Agreement under which Mr. Fodrie has an option to acquire an exclusive worldwide license to the Company's patented technology in exchange for a royalty in the amount of $1.47 per fluid ounce for sales of product for use in "stationary and mobile refrigerant treatment" and a royalty of five percent of gross sales for all other uses with the royalty to be credited 50% to the repayment of the Note in an amount up to $227,000 with the royalty decreasing to $1.00 per fluid ounce and 0% respectively after payment or credit of royalties in the amount of $1.5 million. The alleged option agreement expires upon the earlier of payment in full of the Note or one year from the date of grant, subject to the right of Fodrie to extend the option for an additional one year. Fodrie also alleges that certain shareholders of the Company are under common control, that certain of the shares held by those shareholders were obtained unlawfully and that those shareholders

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Continued)

3.       Litigation and Contingencies (Continued)

         have failed to file required Schedule 13D reporting their ownership interest. Fodrie requests relief consisting of a declaratory judgment that the Note and Option Agreement are valid, that the Note is in default, that Fodrie is entitled to vote certain shares pursuant to a Voting Agreement, that the 400,000 shares with respect to which the Company obtained temporary restraining order are valid and seeking a temporary restraining order restraining the Company from holding a shareholder meeting, preventing the alleged controlling shareholders from selling or otherwise transferring shares of the Company's common stock and seeking actual and punitive damages. On June 19, 2001, the District Court entered an Order Extending and Modifying Temporary Restraining Order and Temporary Order wherein the Court restrained Fodrie from expending, assigning or transferring any stock and/or proceeds received by Fodrie in relation to the 400,000 shares and ordered that the Company not undertake to alter the management, control and/or stock ownership of the Company without a prior order of the Court and prohibited certain shareholders of the Company and others from transferring certain of their stock in the Company. On July 9, 2001, a hearing began on the Applications for Temporary Injunction of the Company and Fodrie. During the conduct of such evidentiary hearing, the parties announced in chambers a proposed settlement of all claims which included the agreement of the Company to purchase all of Fodrie's stock in the Company by execution of a Promissory Note in the amount of $2.95 million payable over thirteen (13) months, secured by assets of the Company, consisting principally of an option to acquire an exclusive worldwide license to utilize the Company's technology on terms substantially similar to those set forth in the alleged Option Agreement, and Fodrie's return of 400,000 shares to the Company, canceling the $327,000 Note and canceling the Option Agreement, with joint and mutual releases. Such settlement is contingent upon the execution of final agreements with joint and mutual releases of all parties which have not occurred. The Company believes the allegations of Mr. Fodrie are without merit and intends to vigorously contest the allegations as they relate to the Company if the settlement is not effectuated. To allow for the potential settlement, the Court extended the June 19, 2001 order as a Temporary Injunction pending a trial on the merits. In December 2001, a motion for summary judgment was granted in favor of Mr. Fodrie based on the proposed settlement. Both parties have submitted proposed written orders with respect to the summary judgment and settlement. As of the date hereof, neither order has been signed and the Court has not announced which order, if either, it would sign.

                                   XAIBE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Continued)

4.  Distributorship Sales

         Revenues for the six months ended December 31, 2001 include $500,000 from the sale of rights to distribute the Company's products in Panama, Costa Rica, El Salvador, Nicaragua and Taiwan. Under the terms of the distributorships, the Company is entitled to 50% of the net income attributable to the sale of product in those markets.

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

         In connection with the Exchange all convertible preferred stock, options and warrants to purchase shares of PolarShield common stock outstanding immediately prior to the consummation of the Exchange were assumed by the Company. PolarShield had 1,629,550 shares of preferred stock outstanding which were convertible into common stock of the Company, or redeemable, at the election of the holder. During the six months ended December 30, 2001, 10,000 shares of PolarShield preferred stock were converted into common stock of the Company, resulting in the issuance of 10,000 shares of common stock bringing the accumulative number of shares converted to 1,526,550.

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

Results of Operations

         Sales. The Company's sales totaled $583,546 for the six months ended December 31, 2001, a 50.2% increase as compared to sales of $388,562 for the six months ended December 31, 2000. The increase in sales was primarily attributable to the sale of distribution rights in five foreign countries for $170,000. The Company's revenues are highly seasonal in nature, being tied to air conditioning usage with peak sales occurring in spring and summer months. As a result of seasonal factors and a substantial reduction in the Company's work force, as well as uncertainty relating to ongoing litigation and a lack of capital resources, the Company had no sales revenues during the three months ended December 31, 2001 and expects to have limited or no revenues during the quarter ending March 31, 2002.

         Cost of Sales. The Company's cost of sales totaled $24,687 for the six months ended December 31, 2001, a decrease of 61.1% as compared to cost of sales of $63,538 for the six months ended December 31, 2000. As a percentage of sales, cost of sales decreased to 16.4% from 4.2%. The decrease in cost of sales, both in total and as a percentage of sales, was attributable to the sale of distributorship rights which have no corresponding cost of sales.

         Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") totaled $968,957 for the six months ended December 31, 2001, a decrease of 45.6% as compared to SG&A of $1,781,165 for the six months ended December 31, 2000. The decrease in SG&A was primarily attributable to the elimination of substantially all personnel during the quarter ended December 31, 2001 pending the peak selling season, resolution of ongoing litigation and receipt of additional financing to support operations.

         Income Taxes. The Company had no income tax expense during the either the six months ended December 31, 2001 or December 31, 2000. The Company had net operating losses totaling approximately $3,551,138 at December 31, 2001 but recorded no tax benefit as a result of uncertainty as to the Company's ability to operate profitably and utilize the net operating losses.

Liquidity and Capital Resources

         At December 31, 2001, the Company had a cash balance of $11,548 and a working capital deficit of $1,220,656.

         Cash flows used in operations during the current period totaled $222,691. Cash flows used in operations were attributable, primarily, to the net loss for the period which was partially offset by (1) increases in accounts payable, related party payables and accrued expenses, and (2) amortization of licenses, patents and rights.

         Cash flows provided in investing activities during the period totaled $184,409. Cash flows provided in investing activities were attributable to dispositions of equipment and other assets.

         Cash flows provided by financing activities during the period totaled $98,805. Cash flows provided by financing activities were attributable to an increase in notes payable of $82,305 and $21,500 of contributed capital which amounts were partially offset by payments of debt in the amount of $5,000.

         At December 31, 2001, the Company had long-term debt totaling $604,459, consisting of notes payable of $726,119 and capital lease obligations totaling $28,340, less the current portion of notes payable of $150,000. The notes payable bear interest at rates ranging from 7.5% to 10.5% and are repayable in principle and interest installments over periods from 12 to 60 months ending in October 2004.

         The Company, at December 31, 2001, did not have adequate funding to support its operations for the following twelve months. In order to support those operations, the Company will either be required to substantially increase revenue, secure additional capital or secure additional funding from affiliates. Management estimates that the Company will require a minimum of $1,000,000 of additional funding to support operations through the end of 2002. The Company presently has no commitments to provide such funding and there can be no assurance that such funding will be available on acceptable terms or at all.

         In addition to capital required to support operations, the Company is delinquent on, or in default with respect to, various obligations and will require additional capital to bring those obligations current. Included in the Company's working capital deficit of $1.2 million at December 31, 2001 are delinquent franchise tax and sales and use tax obligations in the amount of $53,374.

         The Company is presently party to multiple legal proceedings arising from various delinquencies and defaults on obligations as well as relating to the action between the Company and Mr. Fodrie. If a written order is rendered granting summary judgment in the legal action between the Company and Mr. Fodrie, which order is substantially on the terms discussed above, the Company will be required to secure as much as $2.95 million of funding over a period of 13 months in order to satisfy the judgment. Failure to pay such amounts could result in the grant of an exclusive worldwide license to Mr. Fodrie to utilize the Company's patented technology in exchange for a royalty.

         The Company's business continues in an early stage of operations. In order to achieve profitability, the Company will be required to substantially increase its revenues and control its operating costs. In order to reduce operating costs, the Company relocated its offices to less expensive space and has laid off substantially all of its employees. There can be no assurance that the Company can or will attain profitability.

                           PART II - OTHER INFORMATION

         ITEM 1.  Legal Proceedings

         The Company has received demand for payment, threats of litigation, and has had judgments rendered against it, with respect to amounts owing to various creditors.

           In December 2001, a motion for summary judgment in Xaibe, Inc. v. Steve Fodrie was granted in favor of Mr. Fodrie based on the proposed settlement read into the court record in July 2001. Under the proposed settlement the Company agreed to purchase all of Fodrie's stock in the Company by execution of a Promissory Note in the amount of $2.95 million payable over thirteen (13) months, secured by assets of the Company, consisting principally of an option to acquire an exclusive worldwide license to utilize the Company's technology on terms substantially similar to those set forth in the alleged Option Agreement, and Fodrie's return of 400,000 shares to the Company, canceling the $327,000 Note and canceling the Option Agreement, with joint and mutual releases. Both parties have submitted proposed written orders with respect to the summary judgment and settlement. As of the date hereof, neither order has been signed and the Court has not announced which order, if either, it would sign.

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

                                              XAIBE, INC.



Dated: March 21, 2002                By:   /s/ Lowell Nicholas
                                         --------------------------------
                                         Lowell Nicholas
                                         Chief Executive Officer and Principal
                                         Financial Officer